Form 10-Q
period 2004-12-31
BIOVERIS CORP
filed 2005-02-14
CIK 1264899

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                       For Quarter Ended December 31, 2004

                        Commission File Number: 000-50583

                              BioVeris Corporation

             (Exact name of registrant as specified in its charter)


          DELAWARE                                              80-0076765
--------------------------------------------------------------------------------
(State or other jurisdiction                                   (IRS Employer
incorporation or organization)                             Identification No.)


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

                               Yes___X____                No_____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes_______                No__X___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                           Outstanding at February 4, 2004
               -----                           -------------------------------
  Common Stock, par value $0.001                      26,728,070 shares

                              BioVeris Corporation
                                    Form 10-Q
                     For the Quarter Ended December 31, 2004

INDEX

PART I   FINANCIAL INFORMATION

Item 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets - December 31, 2004 and March 31, 2004

         Condensed Consolidated Statements of Operations - For the three and nine months ended December 31, 2004 and 2003

         Condensed Consolidated Statements of Cash Flows - For the nine months ended December 31, 2004 and 2003

         Notes to Condensed Consolidated Financial Statements

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4:  CONTROLS AND PROCEDURES

PART II  OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

Item 6:  EXHIBITS

SIGNATURES

PART 1 - FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              BioVeris Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)


                                                                                    December 31,         March 31,
                                                                                        2004                2004
                                                                                  ------------------    -------------
                                                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                      $             15,656  $       182,509
Short-term investments                                                                       87,890                -
Accounts receivable, net                                                                      5,169            5,516
Inventory                                                                                     4,941            8,207
Other current assets                                                                          1,966            4,332
                                                                               --------------------------------------
   Total current assets                                                                     115,622          200,564

Equipment and leasehold improvements, net                                                     3,608           12,565

OTHER NONCURRENT ASSETS:
Note receivable                                                                               4,538                -
Technology licenses                                                                          17,794           19,266
Other                                                                                           353              419
                                                                               --------------------------------------
TOTAL ASSETS                                                                   $            141,915  $       232,814
                                                                               ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                          $              5,741  $         7,187
Accrued wages and benefits                                                                    1,717            1,876
Distribution gain accrual                                                                         -           20,000
Deferred liabilities                                                                          2,198            2,273
Note payable                                                                                      -               44
                                                                               --------------------------------------
   Total current liabilities                                                                  9,656           31,380
                                                                               --------------------------------------

NONCURRENT LIABILITIES                                                                        1,869               54
                                                                               --------------------------------------
   Total liabilities                                                                         11,525           31,434
                                                                               --------------------------------------

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                                                                 -               54
SERIES B PREFERRED STOCK, 1,000 shares designated, issued and outstanding                     7,500            7,500

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized, issuable in series:
   Series A, 600,000 shares designated, none issued                                               -                -
Common stock, par value $0.001 per share, 100,000,000 shares authorized,
   26,728,000 shares issued and outstanding                                                      27               27
Additional paid-in capital                                                                  203,464          203,464
Accumulated deficit                                                                        (80,108)          (9,665)
Accumulated other comprehensive loss                                                          (493)                -
                                                                               --------------------------------------
     Total stockholders' equity                                                             122,890          193,826
                                                                               --------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $            141,915  $       232,814
                                                                               ======================================

The accompanying notes are an integral part of these consolidated financial statements.

                              BioVeris Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                       Three Months Ended          Nine Months Ended
                                                                          December 31,                December 31,
                                                                       2004          2003          2004         2003
                                                                 -------------------------------------------------------
REVENUES:
   Product sales                                                 $      4,971  $      3,500  $     20,044  $     13,914
   Royalty income                                                         328           250           963           790
   Contract fees                                                            -            34           388           104
                                                                 -------------------------------------------------------
     Total                                                              5,299         3,784        21,395        14,808
                                                                 -------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Product costs                                                        2,559         3,260        10,701         9,033
   Research and development                                             4,467         4,343        17,195        14,595
   Selling, general, and administrative                                 7,057         4,647        25,718        13,664
   Merger related costs                                                     -         3,901             -         4,068
                                                                 -------------------------------------------------------
     Total                                                             14,083        16,151        53,614        41,360
                                                                 -------------------------------------------------------

LOSS FROM OPERATIONS                                                  (8,784)      (12,367)      (32,219)      (26,552)

OTHER INCOME, NET                                                       1,057           125         2,674           173
EQUITY IN LOSS OF JOINT VENTURE                                       (1,037)       (3,742)       (3,788)      (13,422)
LOSS ON JOINT VENTURE IMPAIRMENTS                                     (3,210)             -      (37,110)             -
                                                                 -------------------------------------------------------

NET LOSS                                                         $   (11,974)  $   (15,984)  $   (70,443)  $   (39,801)
                                                                 =======================================================

Net loss per common share (basic and diluted)                    $     (0.45)  $     (0.60)  $     (2.64)  $     (1.49)
                                                                 =======================================================

COMMON SHARES OUTSTANDING (Basic and diluted)                          26,728        26,728        26,728        26,728
                                                                 =======================================================


The accompanying notes are an integral part of these consolidated financial statements.

                              BioVeris Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                              Nine months ended
                                                                                 December 31,
                                                                             2004            2003
                                                                      -------------------------------
OPERATING ACTIVITIES:
Net loss                                                              $      (70,443)  $    (39,801)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization                                                4,906          2,468
   Loss on disposal of equipment                                                  138             43
   Equity in loss of joint venture                                              3,788         13,422
   Joint venture impairment                                                    37,110              -
   Impairment of receivable from joint venture                                    476              -
   Expense related to stock options                                                 -          2,895
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                               (1,674)          1,592
     (Increase) in inventory                                                  (1,005)          (144)
     Decrease in other current assets                                           1,610          1,262
     Increase (decrease) in accounts payable and accrued expenses               1,304        (1,667)
     Increase (decrease) in other liabilities                                   (505)            155
                                                                      -------------------------------
       Net cash used for operating activities                                (24,295)       (19,775)
                                                                      -------------------------------

INVESTING ACTIVITIES:
   Expenditures for equipment and leasehold improvements                      (1,208)        (1,434)
   Purchases of short term investments                                      (103,582)              -
   Sales of short-term investments                                             15,199              -
   Investment in joint venture (net)                                          (3,045)       (20,940)
                                                                      -------------------------------
     Net cash used for investing activities                                  (92,636)       (22,374)
                                                                      -------------------------------

FINANCING ACTIVITIES:
   Payment of distribution gain                                              (20,000)              -
   Deconsolidation of joint venture                                          (29,922)              -
   Cash contributed by Parent, net                                                  -         42,149
                                                                      ------------------------------
     Net cash (used for) provided by financing activities                    (49,922)         42,149
                                                                      -------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (166,853)              -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                182,509              -
                                                                      -------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $        15,656  $           -
                                                                      ===============================


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

On February 13, 2004, IGEN International, Inc. (IGEN or Parent) and Roche Holding Ltd (Roche) consummated a transaction pursuant to which Roche acquired IGEN and IGEN simultaneously distributed the common stock of BioVeris Corporation (the Company), to its stockholders (the merger). The transaction occurred in the following steps:

- IGEN restructured its operations so that the Company, a newly formed, wholly-owned subsidiary of IGEN at the time, assumed IGEN's biodefense, life science and industrial product lines as well as IGEN's opportunities in the clinical diagnostics and healthcare fields and the ownership of IGEN's intellectual property, IGEN's equity interest in Meso Scale Diagnostics, LLC (MSD), cash and certain other rights and licenses then held by IGEN; and

- A wholly-owned subsidiary of Roche merged with and into IGEN, as a result of which IGEN became a wholly-owned subsidiary of Roche and the Company became an independent, publicly-traded company. Simultaneously with the completion of the merger, certain ongoing commercial agreements between the Company and certain affiliates of Roche became effective.

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

During the three and nine months ended December 31, 2003, the Company was fully integrated with IGEN and these financial statements reflect the application of certain estimates and allocations. The Company's consolidated statements of operations for the three and nine months ended December 31, 2003 include all revenues and costs that are directly attributable to the Company's businesses. They have been prepared and are presented as if the Company had been operating as a separate entity using IGEN's historical costs basis in the assets and liabilities and including the historical operations of the businesses and assets transferred to the Company from IGEN as part of the restructuring. In addition, certain expenses of IGEN have been allocated to the Company using various assumptions. These expenses include an allocated share of general and administrative salaries as well as certain other shared costs (primarily facility, human resources, legal, accounting and other administrative costs). General and administrative salaries have been allocated primarily based upon an estimate of actual time spent on the businesses of the Company.

Facilities costs and centralized administrative services have been allocated based upon a percentage of total product sales as well as a percentage of total headcount. Allocated expenses of $4.6 million and $13.7 million are included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended December 31, 2003, respectively. These allocated expenses were derived from total IGEN selling, general and administrative expenses of $5.3 million and $17.3 million for their three and nine months ended December 31, 2003, respectively.

Management believes these allocation methodologies and estimations are reasonable based upon the nature of the related expenses and management's knowledge of the level of effort and space required to support the businesses of the Company. The financial information included herein for the three and nine months ended December 31, 2003 may not be indicative of what results of operations and cash flows of the Company would have been had the Company been operating as a stand-alone entity. Results of operations and cash flows for the three and nine months ended December 31, 2004 are for the Company when it operated as an independent entity.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations and cash flows for the three and nine month periods ended December 31, 2004 and 2003, and the Company's financial position at December 31, 2004.

The results of operations for the interim periods are not necessarily indicative of the results for any future interim period or for the entire year. These financial statements should be read together with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission
(SEC).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Accounting -- The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

The Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51", as revised or FIN 46, as of March 31, 2004. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

The Company determined that MSD (a joint venture formed in 1995 by IGEN and Meso Scale Technologies, LLC. (MST), which is a company established and wholly-owned by Mr. Jacob Wohlstadter, a son of the Company's chief executive officer) qualified as a variable interest entity with the Company as the primary beneficiary. Accordingly, beginning March 31, 2004, the Company began to consolidate the financial results of MSD.

Under the transition guidance of FIN 46, because MSD was created before February 1, 2003, the Company measured the assets, liabilities and noncontrolling interests of MSD as of March 31, 2004 for purposes of the initial consolidation. The amounts of these assets, liabilities and noncontrolling interests were reflective of their respective carrying amounts had FIN 46 been effective when the Company first met the conditions to be the primary beneficiary of MSD upon MSD's inception in 1995. The Company has historically recorded approximately 100% of MSD's losses. The Company's balance sheet reclassified amounts formerly recorded on a "net" basis as investment in joint venture to be reflected on a "gross" basis primarily as cash, accounts receivable, inventory, fixed assets, accounts payable and accrued expenses. The statement of operations reclassified amounts formerly recorded on a "net" basis as equity in loss of joint venture to be reflected on a "gross" basis primarily as revenue, product costs, research and development expenses and selling, general and administrative expenses.

On August 12, 2004, the Company, MSD and MST entered into a settlement agreement that resolved litigation between the parties and constituted a reconsideration event under FIN 46. The Company has determined that it no longer meets the conditions to be designated as the primary beneficiary of MSD, as certain provisions of the settlement agreement reallocated the obligation to absorb the majority of MSD's future expected losses. Accordingly, beginning August 12, 2004, the Company deconsolidated the financial results of MSD and resumed accounting for this investment using the equity method through December 13, 2004, the date of the sale of the Company's interests in MSD.

The balance sheets for periods subsequent to August 12, 2004 reclassified amounts formerly consolidated or presented on a "gross" basis to be reflected on a "net" basis as investment in joint venture and effective August 13, 2004, the statement of operations reclassified amounts presented on a "gross" basis to be reflected on a "net" basis as equity in loss of joint venture. Accordingly, the statement of operations for the nine months ended December 31, 2004 includes the consolidated revenues and expenses of MSD for the period from April 1, 2004 through August 12, 2004, and reflects MSD's net losses for the period from August 13, 2004 through December 13, 2004, the date of the sale of the Company's interests in MSD, as equity in loss of joint venture.

Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents -- Cash and cash equivalents include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less.

Short-Term Investments -- Short-term investments consist primarily of corporate, federal and municipal debt-securities that are classified as "available for sale." The Company invests its excess cash in accordance with a policy approved by the Company's Board of Directors. This policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on the Company's investment by terms and concentrations by type and issuer. These "available for sale" securities, which are all due within one year, are accounted for at their fair market value and unrealized gains and losses on these securities, if any, are included in accumulated other comprehensive gain or loss in stockholders' equity. As of December 31, 2004, the Company had net unrealized losses on "available for sale" securities of approximately $493,000. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which are included in results of operation as generated. For the three and nine month periods ended December 31, 2004, the Company did not have any realized gains or losses.

The following is a summary of the Company's available-for-sale marketable securities as of December 31, 2004:

                                                    Gross            Gross        Estimated
                                 Amortized       Unrealized       Unrealized         Fair
                                    Cost            Gains           Losses          Value
                                 -----------     ------------     ------------    -----------
U.S. government agencies     $       15,204  $             -  $          (93)  $      15,111
Municipal Bonds                      45,000                -                -         45,000
U.S. corporate debt                  28,179                -            (400)         27,779
                             ----------------------------------------------------------------
                             $       88,383  $             -  $         (493)  $      87,890
                             ================================================================

Concentration of Credit Risk -- During the three months ended December 31, 2004 and 2003, agencies of the U.S. government accounted for 27% and 18% of total revenue, respectively. During the nine months ended December 31, 2004 and 2003, agencies of the U.S. government accounted for 34% and 17% of total revenue, respectively. As of December 31, 2004 and March 31, 2004, agencies of the U.S. government accounted for 34% and 26% of total accounts receivable, respectively. Additionally, one customer accounted for 10% of revenues for the nine months ended December 31, 2004.

Allowance for Doubtful Accounts -- The Company maintains reserves on customer accounts where estimated losses may result from the inability of its customers to make required payments. These reserves are determined based on a number of factors, including the current financial condition of specific customers, the age of accounts receivable balances and historical loss rates. Allowance for doubtful accounts was $226,000 and $208,000 as of December 31, 2004 and March 31, 2004, respectively.

Inventory -- Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following:



                                     December 31,        March 31,
                                         2004               2004
                                    ---------------------------------
                                             (in thousands)
BioVeris and Wholly-Owned
   Subsidiaries:
      Finished Goods            $            1,451  $          1,740
      Work in process                          633               619
      Raw materials                          2,857             2,654
                                -------------------------------------
         Total                  $            4,941             5,013
                                =======================--------------
MSD:
      Finished Goods                                             757
      Work in process                                            366
      Raw materials                                            2,071

                                                    -----------------
     Total                                                     3,194
                                                    -----------------
                                                    $          8,207
                                                    =================

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

                                                    December 31,           March 31,
                                                        2004                 2004
                                                  -------------------------------------
                                                             (in thousands)

BioVeris and Wholly-Owned
   Subsidiaries:
Lab instruments and equipment                  $              5,866  $           6,413
Office furniture and equipment                                4,785              5,511
Leasehold improvements                                        4,005              3,980
                                               ----------------------------------------
                                                             14,656             15,904
Accumulated depreciation and amortization                  (11,048)           (10,432)
                                               ----------------------------------------
   Total                                       $              3,608              5,472
                                               =====================-------------------

MSD:
Lab instruments and equipment                                                    7,555
Office furniture and equipment                                                   3,166
Leasehold improvements                                                           1,327
                                                                     ------------------
                                                                                12,048
Accumulated depreciation and amortization                                      (4,686)
                                                                     ------------------
   Total                                                                         7,362
Consolidating eliminations                                                       (269)
                                                                     ------------------
   Total                                                             $          12,565
                                                                     ==================

Technology Licenses -- Simultaneous with the execution of the merger, the Company entered into worldwide, non-exclusive polymerase chain reaction (PCR) license agreements with certain affiliates of Roche. One agreement grants the Company rights to make, import, use and sell certain PCR products within specified fields, while the other agreement grants the Company rights to perform certain PCR services within specified fields.

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

These PCR licenses are being amortized over an estimated useful life of ten years, which is based upon a consideration of the range of patent lives and the weighted average remaining life of the most important underlying patents, as well as a consideration of technological obsolescence and product life cycles. Amortization expense was $488,000 and $1.5 million for the three and nine months ended December 31, 2004, respectively, and accumulated amortization was $1.7 million at December 31, 2004. Amortization expense is expected to approximate $2.0 million for each year through March 31, 2014.

Evaluation of Long-lived Assets -- The Company evaluates the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In evaluating the recoverability of an asset, management's policy is to compare the carrying amount of an asset with the projected undiscounted future cash flow. An impairment loss is measured and recorded based on discounted estimated future cash flows. There were no impairment loses recognized during the three and nine months ended December 31, 2004.

Warranty Reserve -- The Company warrants its products against defects in material and workmanship for one year after sale and records estimated future warranty costs at the time revenue is recognized. A reserve for future warranty claims is recorded based upon management's review of historical claims, supplemented by expectations of future costs. At December 31, 2004 and March 31, 2004, the Company's warranty reserve was $443,000 and $450,000, respectively. The Company also offers extended warranty arrangements to customers, for which related costs are recorded as incurred.

                                Nine months ended
                                   December 31,
                                    2004         2003
                             -------------------------
Balance , April 1            $       450  $       250
Provisions recorded                1,172        1,231
Actual costs incurred            (1,179)      (1,231)
                             -------------------------
Balance, December 31         $       443  $       250
                             =========================

Fair Value of Financial Instruments -- The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair value due to their short maturities.

Comprehensive Loss -- Comprehensive loss is comprised of net loss and other items of comprehensive loss. The Company's comprehensive loss for the three and nine months ended December 31, 2004 was $12.4 million and $70.9 million, respectively. Other comprehensive loss of $443,000 and $493,000 for the three and nine months ended December 31, 2004, respectively, includes unrealized gains and losses on "available for sale" securities that are excluded from net loss. There were no significant elements of comprehensive loss for the three and nine months ended December 31, 2003.

Revenue Recognition -- The Company derives revenue principally from three sources: product sales, royalty income and contract fees.

Product sales revenue is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured and the product is shipped to the customer thereby transferring title and risk of loss. For instrument sales, the instrument and the related installation are considered to be separate elements under EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." Revenue is recognized for the instrument upon shipment or delivery, depending on the terms of each order, and is recognized for the installation when complete using the residual value method. For instrument and reagent sales, there is no option of return and refund and instead there is only the option to repair or replace the product.

Other than the installation required for the instruments and the standard warranty, there are no contingencies, allowances or other post-sale obligations. For instrument leases, the instrument rental and related minimum reagent purchases are considered to be separate elements under EITF 00-21 and, accordingly, the sales price is allocated to the two elements based upon their relative fair values. Instrument rental revenue is recognized ratably over the life of the lease agreements and the related reagent revenue is recognized upon shipment. Revenue associated with extended warranty arrangements is recognized over the term of the extended warranty contract.

Royalty income is recorded when earned, based on information provided by licensees. Revenue from services performed under contracts is recognized when obligations under the contract have been satisfied.

The satisfaction of obligations may occur over the term of the underlying customer contract, if the contract is based on the achievement of certain milestones, or may occur at the end of the underlying customer contract, if based only upon delivery of the final work product.

Research and Development -- Research and development costs are expensed as incurred.

Foreign Currency -- Gains and losses from foreign currency transactions such as those resulting from the settlement of foreign receivables or payables, are included in the results of operations as incurred. These amounts were not material during the three and nine months ended December 31, 2004 and 2003.

Income Taxes -- Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has not recorded an income tax benefit associated with the losses for the three and nine months ended December 31, 2004 and 2003 and has recorded a full valuation allowance on its net deferred tax assets as the Company has determined that it is more likely than not that the deferred tax assets will not be realized.

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

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of SFAS 123" to stock-based employee compensation (in thousands, except per share amounts):

                                                                 Three Months Ended           Nine Months Ended
                                                                    December 31,                December 31,
                                                                 2004          2003          2004          2003
                                                           --------------------------------------------------------
Net loss, as reported                                      $   (11,974)  $   (15,984)  $   (70,443)  $    (39,801)

Deduct: Total stock-based employee compensation expense
 determined under fair value method                                (49)       (2,926)         (106)        (3,821)
                                                           --------------------------------------------------------
Pro-forma net loss                                         $   (12,023)  $   (18,910)  $   (70,549)  $    (43,622)
                                                           ========================================================
Loss per share:

   Basic and diluted loss per common share - as
reported                                                   $     (0.45)  $     (0.60)  $     (2.64)  $      (1.49)

   Basic and diluted loss per common share - pro forma     $     (0.45)  $     (0.62)  $     (2.64)  $      (1.54)

All per share information for the Company is based on the number of shares of common stock of the Company outstanding upon completion of the merger and related transactions. The pro forma net loss and pro forma net loss per share disclosed above is not representative of the effects on net loss and net loss per share on a pro forma basis in future periods, as future periods may include grants by the Company of options for the Company's common stock. In addition, information for the three and nine months ended December 31, 2003 represents options for IGEN common stock which were canceled upon completion of the merger.

The fair value of BioVeris options for the three and nine months ended December 31, 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                   Three Months Ended       Nine Months Ended
                                   December 31, 2004        December 31, 2004
                                 ----------------------- ------------------------
Expected dividend yield                            0.0%                     0.0%
Expected stock price volatility                   53.0%                    53.0%
Risk-free interest rate                           3.14%                    3.14%
Expected option term (in
years)                                                6                      3-6

Based on this calculation, the weighted average fair value of BioVeris options granted during the three and nine months ended December 31, 2004 was $3.30 and $3.37, respectively. The Company did not have a stock option plan prior to 2003.

The fair value of IGEN options for the three and nine months ended December 31, 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                       Three Months Ended         Nine Months Ended
                                       December 31, 2003          December 31, 2003
                                   --------------------------- -------------------------
Expected dividend yield                                     -                      0.0%
Expected stock price volatility                             -                     65.0%
Risk-free interest rate                                     -                      2.3%
Expected option term (in years)                             -                         5

Based on this calculation, the weighted average fair value of IGEN options granted during the nine months ended December 31, 2003 was $21.09. No options were granted by IGEN during the three months ended December 31, 2004.

Loss Per Share - The Company uses SFAS No. 128 "Earnings per Share" for the calculation of basic and diluted loss per share. For the three and nine months ended December 31, 2004 and 2003, the Company incurred a net loss; therefore, net loss per common share does not reflect the potential dilution that could occur to common shares related to outstanding stock options. For the three and nine months ended December 31, 2003, the unaudited pro-forma net loss per share is based on the number of common shares outstanding upon completion of the merger and related transactions. As the Company incurred a loss for the three and nine months ended December 31, 2004, it did not assume exercise of options because to do so would have been anti-dilutive.

New Accounting Standards - In December 2003, the AICPA issued SOP 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". The SOP addresses accounting for differences between contractual cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. The SOP requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual or valuation adjustment. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life.

Decreases in cash flows expected to be collected should be recognized as impairment. The SOP is effective for loans acquired in fiscal years beginning December 15, 2004. We adopted the provisions of SOP 03-3 as of December 31, 2004.

In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-13 (EITF 03-13), "Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations". EITF 03-13 provides an approach for evaluating whether the criteria in paragraph 42 of Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", have been met for classifying as a discontinued operation, a component of an entity that either has been disposed of or is classified as held for sale. To qualify as a discontinued operation, paragraph 42 of FAS 144 requires that cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. EITF 03-13 defines which cash flows are relevant for assessing whether cash flows have been eliminated and it provides a framework for evaluating what types of ongoing involvement constitute significant continuing involvement. EITF 03-13 should be applied to a component of an entity that is either disposed of or classified as held for sale in fiscal period beginning after December 15, 2004. We do not expect that EITF 03-13 will have a material impact on our financial position or results of operations.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, "Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4." SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities, The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 151 and do not believe that its adoption will have a material impact on our financial condition, results of operations and liquidity.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123 (R)), "Share-Based Payment." SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock Issued to Employees," and supersedes Accounting Principal Board (APB) Opinion No 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the provisions of SFAS 123(R) and have not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS 123(R), nor have we determined its impact on our financial condition, results of operations and liquidity beyond the disclosure on Note 2 of the Notes to Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 153 and do not believe that its adoption will have a material impact on our financial condition, results of operations and liquidity.

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

In August 2001, IGEN amended the MSD joint venture agreement, the MSD limited liability company agreement and certain license and other agreements with MSD and MST to continue the MSD joint venture and entered into various related agreements, including employment and consulting agreements with Jacob Wohlstadter. These agreements are collectively referred to as the "MSD agreements". An independent committee of the IGEN Board of Directors, with the advice of independent advisors and counsel, negotiated and approved the MSD agreements.

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

In August 2004, an independent committee of the Company's Board of Directors, with the advice of independent counsel, negotiated and approved an agreement with MSD, MST and Jacob Wohlstadter to settle pending litigation and other disputes, pursuant to which MSD or MST agreed to purchase the Company's interest in MSD, as provided for in the MSD Agreements. The Company also agreed to further amendments to the MSD limited liability company agreement and certain of the other MSD agreements that continue to be in effect. On December 13, 2004, the Company completed the sale to MST of its interests in MSD. For a more detailed discussion of the settlement, see Note 4 - "Litigation."

Equity interest and capital contributions

Until the time of the sale of its interests in MSD on December 13, 2004, the Company held a 31% voting equity interest in MSD. MST was the only other member of MSD and owned the remaining 69% voting equity interest. The Company also held non-voting interests that entitled it to receive a preferred return on substantially all of its capital contributions. Following the completion of the buyout by MSD of the Company's interests in MSD on December 13, 2004, the Company no longer holds these interests and is entitled to receive only the buyout purchase price.

Prior to the execution of the settlement agreement, the Company had a right to appoint one of two members of MSD's board of managers. Dr. Richard Massey, the Company's president and chief operating officer, served as its representative on the MSD board of managers and also served as the treasurer and secretary of MSD. Dr. Massey received no compensation from MSD or the Company for serving as the treasurer and secretary of MSD. Pursuant to the settlement agreement, Dr. Massey resigned and the Company executed an amendment to the MSD agreements to change the composition of the MSD board of managers to one person designated by MSD.

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

Under the MSD agreements, IGEN's funding commitment was based on an annual budget of MSD approved by the Joint Venture Oversight Committee (JVOC), a committee of the IGEN Board of Directors consisting of independent directors. The JVOC approved funding for MSD for the period from January 1, 2003 to November 30, 2003 in an amount of $20.6 million, subject to a permitted variance of 15%, of which approximately $19.1 million was spent by MSD and funded by the Company. The funding commitment was satisfied in part through in-kind contributions of scientific and administrative personnel and shared facilities. MSD asserted that the Company was obligated to pay MSD up to an additional $4.6 million, which is the difference between the amount spent by MSD and the budgeted amount plus the permitted variance. As part of the settlement between the parties, the Company paid MSD the net amount of $3.0 million, which represents full and complete satisfaction of amounts due to MSD pursuant to the MSD agreements, including this dispute regarding unsatisfied committed funding obligations.

During the nine months ended December 31, 2004 and 2003, the contributions the Company and IGEN made to MSD were $5.0 million and $20.9 million, respectively. In August 2004, the Company's capital contribution of $5.0 million was part of the settlement, of which $3.0 million was in cash and $2.0 million was in the form of a credit against payment of the purchase price for the buyout by MST of the Company's interest in MSD. There were no other contributions in fiscal 2005.

Since inception of the MSD joint venture through March 31, 2004, the equity method had been utilized by the Company to account for this investment. Prior to July 1, 2001, given MSD's status as a development stage enterprise without having established technological feasibility of its intended product offering, the Company considered its investments in MSD to be other than temporarily impaired. As such, any residual investment book value, after recognizing the Company's share of MSD losses in accordance with the equity method, was written off upon contribution. All expenses related to the MSD investment prior to July 1, 2001 were recorded as research and development expenses based upon the significance and character of the MSD losses as substantially all contributions supported research and development initiatives.

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

Effective March 31, 2004, the Company consolidated the financial results of MSD in accordance with FIN 46, which provides guidance on variable interest entities such as the MSD joint venture and the framework through which an enterprise assesses consolidation of a variable interest entity. The Company adopted FIN 46 as it determined that MSD qualified as a variable interest entity. The settlement agreement between the parties has been determined to constitute a reconsideration event under FIN 46 and the Company has determined that it no longer meets the conditions to be designated as the primary beneficiary of MSD, as certain provisions of the settlement agreement reallocated the obligation to absorb the majority of MSD's future expected losses. Accordingly, beginning August 12, 2004, the Company has deconsolidated the financial results of MSD and resumed accounting for this investment on the equity method through December 13, 2004, the date of the sale of Company's interests in MSD. See Note 2 for a discussion of consolidation accounting for MSD.

During the three and nine months ended December 31, 2004, operating costs allocated to MSD by the Company in connection with shared personnel and facilities were approximately $300,000 and $400,000, respectively, which are net of a $476,000 write off of unpaid costs in the current quarter in connection with the settlement agreement, in which all claims against MSD, MST and Jacob Wohlstadter were dismissed and released. During the three and nine months ended December 31, 2003, operating costs allocated to MSD by the Company totaled $1.9 million and $2.7 million, respectively. The specific nature and amount of the Company's allocations for the three and nine months ended December 31, 2004 are being reviewed by MSD.

From July 1, 2001 through March 31, 2004, and for the period from August 13, 2004 through December 13, 2004, these allocated operating costs reduced certain of the Company's operating costs and expenses and increased Equity in Loss of Joint Venture in the accompanying consolidated statements of operations. MSD-related losses included in equity in loss of joint venture were $1.0 million and $3.8 for the three and nine months ended December 31, 2004, respectively, and were $3.7 million and $13.4 million for the three and nine months ended December 31, 2003, respectively. At March 31, 2004, the Company's investment in joint venture had been eliminated as part of the consolidation of MSD's balance sheet. The following is a summary of MSD's operating results:

                          Period October 1                                         Period January 1
                               through              Three months ended                  through               Nine months ended
                            December 13,               December 31,                  December 13,               December 31,
                                2004                       2003                          2004                       2003
                        ---------------------     ----------------------- --     ----------------------     ----------------------
Revenue               $                  4,493  $                    3,136     $                  10,284  $                   6,134
Operating Expenses    $                (5,167)  $                  (6,416)     $                (21,369)  $                (21,338)
Net Income (Loss)     $                (1,037)  $                  (3,799)     $                (11,328)  $                (15,194)

The following is a summary of the Company's investment in the MSD joint venture (in thousands):

Balance at April 1, 2003               $          9,164
   Capital contribution                          56,660
   Equity in loss of joint venture             (19,616)
   Valuation adjustment                        (33,700)
   Change in accounting principle                33,700
                                       -----------------
Balance at March 31, 2004                        46,208
   Capital contribution                           5,045
   Equity in loss of joint venture              (3,788)
   Valuation adjustment                        (37,110)
   Sale of interests                           (10,355)
                                       -----------------
Balance at December 31, 2004           $              -
                                       =================

Buyout of the Company's interest in MSD

Pursuant to the MSD joint venture agreement, MSD and MST had a joint right to purchase the Company's entire interest in MSD upon termination or expiration of the MSD joint venture agreement at a price equal to fair market value less a discount that depended on the circumstances giving rise to termination or expiration of the agreement.

The MSD joint venture agreement set forth a valuation process for determination of the purchase price, which was to be determined before MSD or MST was required to commit to purchasing the interest. Pursuant to the settlement, MST or MSD agreed to purchase, and the Company agreed to sell, its entire interest in MSD. The purchase of the Company's interests was completed on December 13, 2004 and accordingly, the Company no longer holds an equity interest in MSD.

As contemplated by the MSD joint venture agreement, the purchase price was to be equal to fair market value of the Company's interests less a discount factor of 7.5%. Fair market value has been determined in accordance with the valuation process set forth in the MSD joint venture agreement. In the settlement, the Company agreed to certain matters in connection with the valuation process, including the timetable for the appraisals. The Company and MSD each appointed an appraiser; a third appraiser was also appointed. The fair market value was determined to be approximately $9.9 million (the average of the two closest determinations, less the 7.5% discount factor.)

Under the MSD joint venture agreement, the parties are responsible for all fees and costs of the appraiser designated by it and one-half of all fees and costs of the third appraiser. Pursuant to the settlement, the Company paid MSD's share of such fees and costs, which approximated $85,000, which amount was included in the purchase price payable by MSD or MST for the Company's interests in MSD. In addition, as more fully described below, MSD's rental and expense payment obligations for subleased property for the period from March 1, 2004 through August 31, 2005, approximating $2.3 million, were included in the purchase price of the Company's interests in MSD in lieu of MSD making current payments.

As provided in the MSD joint venture agreement, MST is required to pay the Company the outstanding purchase price plus simple (cumulated, not compounded) interest at the fixed annual rate of 0.5% over the prime rate in effect on the purchase date. The purchase price is payable over time in installments equal to the sum of 5% of MSD net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of the Company's interest in MSD.

As part of the settlement, the Company received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MSD to the Company for the purchase price in the form of a credit against amounts the Company agreed to pay MSD pursuant to the settlement. This prepayment was recorded as a deferred liability on the Company's balance sheet. The amount of the prepayment credit outstanding from time to time will bear simple interest (cumulated, not compounded) at the fixed annual rate of 0.5% over the prime rate in effect on the date that MSD or MST, as the case may be, purchases the Company's interests in MSD. The amount of the prepayment credit that is outstanding is the total amount, including accrued interest, reduced from time to time by the amount due and payable to the Company pursuant to the buyout of its interest in MSD.

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

As security for the payment obligation, the Company holds a security interest in the interests in MSD that have been purchased. MST may repay all or any part of the outstanding purchase price plus accrued interest at any time and from time to time without penalty. The Company recorded a note receivable of approximately $4.5 million, which represents the net present value of future payments that the Company expects to realize from the sale of its interests in MSD. Calculating the net present value of future payments that the Company expects to realize from MSD, as payment for the purchase price, requires assumptions about MSD, including the timing and amount of MSD's future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by the Company could differ from the amount reflected on the balance sheet at December 31, 2004.

The Company had recorded an approximately $1.2 million liability at March 31, 2004, which was decreased to approximately $800,000 at September 31, 2004, representing the estimated value of MSD's option to purchase the Company's interests in MSD. This liability was offset against the book value of the Company's interests in MSD, as recorded in the investment in joint venture account on its unconsolidated balance sheet, upon sale of the Company's interests at the fair market value purchase price determined by the appraisal process, and accordingly reduced the charge taken upon the sale by approximately $800.00. The book value of the Company's interests in MSD was greater than the fair market value purchase price of these interests. Accordingly, the Company recorded non-cash charges of $3.2 million and $37.1 million during the three and nine months ended December 31, 2004, respectively, representing the estimated amount by which the book value of the Company's interests in MSD exceeded the fair market value.

The holder of the Company's Series B preferred stock is entitled to a pro-rata share of purchase price payments which approximates 5.8% of the purchase price of $9.9 million, representing the proportionate amount of the Company's Class C interest in MSD that was funded by the sale of the Series B stock, of the portion of the MSD purchase price (including payments allocated to the $2.0 million prepayment) that is allocable to the Company's Class C interests.

Transitional services and subleases

When the MSD joint venture agreement expired, the Company was no longer required to provide research personnel and corporate services to MSD. The Company has continued, and expects that it will continue, to provide limited corporate services, consisting primarily of information technology and purchasing services support, to MSD on a transitional basis at MSD's expense. The Company bills MSD for the cost of these services on a periodic basis. In connection with the settlement agreement, all claims against MSD, MST and Jacob Wohlstadter were dismissed and released, including unpaid costs for transitional services of approximately $476,000.

MSD leases certain facilities and related equipment from the Company (including laboratory facilities located in the Company's corporate headquarters) pursuant to sublease agreements which remained in effect following the expiration of the joint venture agreement. The term of each sublease will expire one day prior to the expiration of the prime lease for that facility.

Each sublease agreement provides that, subject to certain exceptions, the Company must exercise all available extension rights under the prime lease. Each of MSD and the Company may unilaterally terminate any or all of the subleases by providing at least 18 months, prior written notice of termination. Notwithstanding the termination of any sublease, MSD may elect to remain in the subleased facility after the 18-month period expires for any period of time selected by MSD, but not longer than one day prior to the expiration of the prime lease (including any extensions to the prime lease).

After a notice of termination of a sublease has been sent, MSD is required to pay its pro rata share of all rental and other expenses the Company incurs under the prime lease. On February 29, 2004, the Company elected to terminate all of the subleases effective the earlier of September 1, 2005, or the date on which the applicable prime lease terminates. As part of the settlement, MSD's rental and expense payment obligations for the period from March 1, 2004 through August 31, 2005, which are expected to approximate $2.3 million, were included in the purchase price of the Company's interests in MSD in lieu of MSD making current payments. In the event sufficient net sales or third-party financings of MSD do not materialize, the Company will not receive any additional payments from MSD or MST, as the case may be, for the purchase of its interests in MSD.

These rent and expense payment obligations are a part of the $4.5 million note receivable which has been recorded by the Company at its net present value. The estimated future rent obligations of MSD of $1.3 million for the period from January through August 2005 has been recorded as deferred rent and is included in the current liabilities on the Company's balance sheet at December 31, 2004. The Company will record future rent payments that are related to MSD's rent obligations as an offset against the deferred rent.

MSD joint venture agreement and MSD limited liability company agreement

During the term of the MSD joint venture agreement, MSD was IGEN's and MST's exclusive means of conducting the MSD research program, as defined in the MSD agreements and which is referred to as the MSD research program. The MSD research program involves the use in diagnostic procedures, including diagnostic procedures utilizing ECL technology, of:


- selection and screening methods, including high throughput screening and methods involving large numbers of determinations, in each case relating only to claimed or inventive subject matter of the patents or know-how licensed by MST to MSD;

-        disposable electrodes; and

-        multi-array diagnostic.

IGEN was obligated to refrain from developing or commercializing any products, processes or services that are related to the MSD research program in the diagnostic field, as defined for the purposes of the MSD agreements, or to MSD's research technologies as described in the MSD agreements, subject to certain exceptions. For purposes of the MSD agreements, the diagnostic field is defined to mean all diagnostic devices and procedures for the measurement or detection of identifiable substances for human clinical research, environmental, agricultural, veterinary, food testing, industrial or similar purposes.

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

Although the MSD joint venture agreement has expired, the license granted to the Company to use in the diagnostic field certain defined ECL improvements developed by MSD remains in effect. In addition, after the Company ceases to be a member of MSD, MSD may require the Company to distribute MSD's products pursuant to a mutually agreeable distribution agreement, and the Company will be required to pay to MST a royalty of 3% of net sales of MSD products sold by it.

During its term, the MSD joint venture agreement limited the business of MSD to performing the MSD research program and developing, manufacturing, marketing and selling products in the diagnostic field. Because the MSD joint venture agreement has expired, this limitation on MSD's business activity no longer applies.

In the settlement, the parties acknowledged that it is the current intent of MSD that it will operate and do business in technology related fields, including the healthcare field, the software field, and detection and measurement technologies. Furthermore, although the MSD joint venture agreement has expired, the Company remains subject to limitations on its ability to manufacture, market and sell in the diagnostic field, as defined in the MSD agreements, instruments that use an electrode to start the ECL process where the electrode is disposable, consumable or not permanently installed and MST retains sole ownership of all inventions, concepts, know-how and technology developed by MSD as well as all patent applications, patents and copyrights. In addition, because the MSD joint venture agreement has expired, the restrictions on MSD offering employment to the Company's employees have ceased. Certain of the Company's other obligations under the MSD joint venture agreement survive its termination, including the following:

- to cooperate and work in good faith and use reasonable best efforts to assist MSD in securing third-party financing;

-        confidentiality of certain information;

- to make available to MSD the benefits of certain agreements with third-party licensors, suppliers, vendors, distributors and other providers;

- to assign to MSD all proprietary information and intellectual property within the MSD research program or research technologies, as described in the MSD agreements, and to ensure that its employees protect such proprietary information; and

- to defend and indemnify MSD against all claims arising out of the conduct of the MSD research program and to maintain liability insurance to cover the risk of liability resulting from the conduct of that program.


In addition, the Company is obligated under the MSD limited liability company agreement to indemnify each officer and member of the board of managers of MSD with respect to any action taken by such person during the time IGEN or the Company, as the case may be, was or were a member of MSD by reason of the fact that such person is or was an officer or a member of the board of managers of MSD.

Under the settlement, the parties agreed that this indemnification obligation applies only to acts, events or inactions, actual or alleged, occurring on or before December 13, 2004 date without regard to whether the legal proceeding or other event triggering the indemnification obligation is initiated prior to or after this date.

Prior to the agreement by MSD and MST to purchase the Company's interests in MSD, the Company was required to pay the expenses associated with prosecuting and maintaining the patents licensed by MST to MSD under the MSD/MST license agreement. A portion of the $3.0 million payment the Company made to MSD in connection with the settlement was made in full and complete satisfaction of any obligation it had in connection with such expenses.

IGEN/MSD license agreement

Under the terms of the IGEN/MSD license agreement, which is one of the MSD agreements, IGEN granted to MSD a worldwide, perpetual, exclusive license (with certain exceptions) to the Company's technology, including ECL technology, for use in MSD's research program. In connection with the merger and related transactions, IGEN assigned the IGEN/MSD license agreement to the Company. The IGEN/MSD license agreement survived the expiration of the MSD joint venture agreement and will survive the termination of the Company's status as a member of MSD. In addition, when the Company ceased to be a member of MSD, it became entitled to receive quarterly royalty payments from MSD of 3% of the net sales price on all products developed and sold by MSD using the patents the Company received as part of the merger and related transactions. The royalty obligation will expire as the relevant patents expire.

In accordance with the terms of the MSD agreements and subject to certain exceptions, the Company consented to the sublicensing by MSD of the licenses granted pursuant to the IGEN/MSD license agreement to any affiliate of MSD. Any such sublicensee is required to, among other things, make royalty payments to the Company in accordance with the IGEN/MSD license agreement.

MSD/MST sublicense agreement

MST holds a worldwide, perpetual, non-exclusive sublicense from MSD, which is referred to as the MSD/MST sublicense agreement, to use the Company's technology to make, use or sell products or processes applying or related to the technologies used in the MSD research program outside the diagnostic field. Whether or not the Company is a member of MSD, it is entitled to receive quarterly royalty payments from MST of 6% of the net sales price on any products developed and sold by MST using the patents the Company received as part of the merger and related transactions.

The Company assumed IGEN's obligation under the MSD agreements to make its technology available for sublicense by MSD to MST, and these obligations survived the expiration of the MSD joint venture agreement and the termination of the Company's or MST's status as a member of MSD. The Company is not, however, obligated to make available for sublicense by MSD to MST any technology or improvements to the Company's technology developed after the expiration of the MSD joint venture agreement or the termination of the Company's or MST's status as a member of MSD. In addition, the Company may terminate its participation in the MSD/MST sublicense agreement upon MSD's or MST's material breach, after notice and an opportunity to cure the breach.

Employment and consulting agreement

The Company assumed an employment agreement pursuant to which Jacob Wohlstadter is serving as the president and chief executive officer of MSD. The current term of the employment runs through November 30, 2006. The term of the employment agreement will automatically renew for a 12-month period on November 30 of each year unless either MSD or Jacob Wohlstadter gives notice of termination no later than 180 days prior to that renewal date. Most of the Company's obligations under the employment agreement have ended, except that it remains obligated to maintain in effect directors and officers liability insurance coverage for Jacob Wohlstadter, to pay or cause MSD to pay a gross-up for any "parachute" excise tax that may be imposed and to indemnify Jacob Wohlstadter against certain liabilities, including liability from the MSD joint venture relating to the period of IGEN's or the Company's involvement with MSD.

Jacob Wohlstadter had a consulting agreement with IGEN that the Company assumed and which terminated on August 15, 2004. Pursuant to the consulting agreement, Jacob Wohlstadter was entitled to receive such fees as the Company and Jacob Wohlstadter agree to when consulting services are requested by the Company. The Company did not ask Jacob Wohlstadter to perform, nor did he perform, any compensable consulting services during nine months ended December 31, 2004 or the year ended March 31, 2004.

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

In addition, the Company assumed a letter agreement dated August 15, 2001 among Jacob Wohlstadter, MSD, MST and IGEN. Pursuant to the letter agreement, IGEN agreed to fund reasonable ongoing legal fees and related charges and costs incurred by Jacob Wohlstadter, MSD and MST arising out of or related to IGEN's litigation with Roche. MSD had submitted to IGEN invoices for legal fees and expenses for the period from March 1, 2003 through September 30, 2003 of approximately $1.3 million. IGEN paid approximately $423,000 of the submitted expenses, which an independent committee of IGEN's Board of Directors believed was the maximum amount IGEN was obligated to pay under the letter agreement. A portion of the $3.0 million payment the Company made to MSD in connection with the settlement was made in full and complete satisfaction of the dispute.

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

4. LITIGATION

In June 2004, the Audit Committee of the Company's Board of Directors commenced an investigation of MSD that was prompted by the discovery of a series of transactions undertaken by MSD involving the actual or proposed purchase by MSD of residential real property and luxury automobiles having an aggregate cost of approximately $7 million. The transactions were entered into by MSD upon Jacob Wohlstadter's sole approval and without the Company's knowledge.

On June 15, 2004, the Company filed an action in the Court of Chancery of the State of Delaware, which is referred to as the "Court", against Jacob Wohlstadter, MSD and MST, seeking Court confirmation that the Company remained entitled to designate one of the two members of the MSD Board of Managers, and asking the Court to enter an order, pending the outcome of the litigation, prohibiting MSD from taking any actions outside the ordinary course of MSD's business without providing prior notice to the Company.

On June 17, 2004, the Court ordered that, pending the Court's final determination of the lawsuit, the Company's representative on the MSD Board of Managers shall remain on the MSD Board of Managers and that MSD would not engage in any transaction outside the ordinary course of business which has a value in excess of $10,000 without the approval of both members of the MSD Board of Managers.

Also on June 15, 2004, the Company submitted a formal demand to MSD requesting the right to examine certain books and records of MSD to aid the Audit Committee in its investigation and to permit us to value the Company's interest in MSD.

On June 17, 2004, MSD received $2.9 million from Jacob Wohstadter as consideration for the sale by MSD to Jacob Wohlstadter of real property and automobiles, pending approval by the Board of Managers. Jacob Wohlstadter also assumed MSD's purchase obligations with respect to a prospective real property purchase in the approximate amount of $4.1 million. Also on June 17, 2004, the Company was informed by the staff of the Securities and Exchange Commission that it had commenced an informal inquiry as to certain issues relating to MSD.

On July 6, 2004, the Company entered into an agreement with MSD, MST and Jacob Wohlstadter pursuant to which it was agreed that the first lawsuit would be stayed, that the parties would not file new litigation against each other, and that the valuation process in connection with MST's and MSD's right to purchase our interest in MSD would be stayed. This stay agreement was intended to permit the parties to engage in substantive negotiations to resolve the disputed matters and in order to permit the Company to finalize its Annual Report on Form 10-K for the year ended March 31, 2004. This stay agreement terminated automatically on July 13, 2004 because MSD's representation letters to the auditors of MSD were not executed. Because the Company was required to consolidate the financial information of MSD pursuant to FIN 46, which was adopted as of March 31, 2004, the Company required the audited financial statements of MSD to complete its Form 10-K. The Company was not able to file its Form 10-K on a timely basis because the MSD financial statements were not available and because the Company was unable to conclude on the appropriate accounting for MSD.

On July 14, 2004, the Company filed a second action with the Court against MSD, MST and Jacob Wohlstadter. The action alleged, among other things, breach of fiduciary duty and contract, and sought relief including the dissolution of MSD and the appointment of a liquidating trustee.

Also in July 2004, the Audit Committee retained an independent special counsel to investigate whether the Company's management had any prior knowledge of the real property and automobile transactions of MSD described above. This special counsel completed its investigation and issued a report to the Audit Committee that there is no evidence that any member of the Company's management knew of the MSD transactions at issue before they occurred and before the Company learned of the MSD transactions at issue.

On July 16, 2004, the Company received a letter from the staff of the Nasdaq Listing Qualifications Department notifying the Company that its common stock was subject to delisting from The Nasdaq Stock Market, Inc. because the Company had not filed its Form 10-K for the period ending March 31, 2004.

In accordance with applicable NASD Marketplace Rules, the Company requested a hearing to review the Nasdaq staff determination before a Nasdaq Listing Qualifications Panel, which hearing was held August 19, 2004. As a result of such request, the delisting of the Company's stock was automatically stayed and subsequent to the hearing, the Nasdaq Listing Qualifications Panel determined that the Company's common stock would continue to be listed on the Nasdaq National Market.

On July 19, 2004, all members of the Board of Directors met to review the MSD litigation and related issues. This review included a consideration of the status of the litigation, as well as the effects of the disputes on us generally, including management's ability to conduct its business and to pursue its strategy and the notification from Nasdaq concerning possible delisting of its common stock as a result of its failure to file a Form 10-K on a timely basis. All members of the Board of Directors participated in this review, although some discussions were conducted by the independent directors without the management directors, Samuel J. Wohlstadter and Richard Massey or other members of management.

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

On August 12, 2004 the parties entered into the settlement agreement. Under the settlement, the following occurred:


- All proceedings relating to the two lawsuits against MSD, MST and Jacob Wohlstadter were suspended and the parties filed with the Court stipulations dismissing the lawsuits with prejudice.

- Except for claims to enforce the terms of the settlement and certain of the parties' indemnity and property rights, all claims we may have had against MSD, MST and Jacob Wohlstadter or any of their affiliates were fully, finally and forever, dismissed and released with prejudice by the Company, and all claims MSD, MST and Jacob Wohlstadter may have had against the Company or any of its affiliates were fully, finally and forever, dismissed and released with prejudice by them.

- MSD or MST agreed to purchase, and the Company agreed to sell, its interests in MSD pursuant to the buyout process set forth in the MSD joint venture agreement, irrespective of the ultimate purchase price. The parties agreed to certain terms and procedures to determine the purchase price for the buyout, which will be paid over time from a percentage of net sales of MSD or proceeds of certain financings of MSD. MSD is required to provide written reports to the Company within 60 days after the end of each fiscal quarter stating its aggregate net sales (as defined in the MSD agreement) and the net proceeds, if any, realized by MSD during such quarter from the sales of MSD debt or equity securities in any third party financings (as defined in the MSD agreement). The Company also received the right to conduct an audit of such net sales or net proceeds, which will be our sole and exclusive remedy for resolving disputes as to the appropriate amount of payments.

- Until the second anniversary of the purchase of the Company's interests, unless certain advance notice and approval requirements are met MSD will not purchase certain assets defined as real property that is used or contemplated to be used primarily for residential purposes, any automobile with a value, at the time of purchase, equal to or in excess of $75,000, or any airplane. MSD may cure any alleged failure to comply with this restriction if it exchanges, contributes, disposes of or otherwise transfers the asset and receives consideration in return equal to the full net purchase price of such asset, and in no event is the company permitted to seek injunctive or declaratory relief.


- In consideration for the prior receipt by MSD of approximately $2.9 million from Jacob Wohlstadter, MSD agreed to transfer certain real property and automobiles and MSD's limited liability company interests in MSVE, LLC and MS RE, LLC to Jacob Wohlstadter or an entity or entities wholly owned by Jacob Wohlstadter. Jacob Wohlstadter also assumed MSD's obligation to purchase another residential property for $4.1 million.


- The Company's representative on the MSD Board of Managers resigned and the Company executed an amendment to the MSD agreements to change the composition of the MSD board of managers to one person designated by MSD.


- MSD provided the representation letters requested by its and the Company's auditors in connection with MSD's financial statements for the year ended December 31, 2003, concurrently with the execution of the settlement, and subsequently provided to the Company a copy of its audited financial statements for the year ended December 31, 2003. In addition, until such time as the Company is no longer required to consolidate or include the unaudited quarterly or audited annual financial results of MSD in its filings with the Securities and Exchange Commission, MSD agreed to deliver to the Company, per the Company's request, copies of its unaudited and audited financial statements on a timely basis.

- The Company agreed to pay the fees of MSD's independent auditor in connection with the audit of MSD and to indemnify MSD, MST and Jacob Wohlstadter and their respective directors, officers, employees and agents for any losses, costs, fees and expenses arising out of or related in any way to past, current or future audits of MSD, the preparation of MSD financial statements requested by the Company, and with respect to regulatory or legal proceedings and investigations resulting from or related to the fact that the Company is a public company. The Company is not required to indemnify MSD for acts either resulting in a criminal conviction or finally adjudged by a court of competent jurisdiction to constitute fraud or intentional misrepresentation.

- The Company paid MSD the net amount of $3.0 million in full and complete satisfaction of all amounts Jacob Wohlstadter claimed the Company owed MSD pursuant to the MSD agreements, including amounts owed by the Company pursuant to the license agreement between us and MSD and MST, the outstanding dispute regarding unsatisfied committed funding obligations and the outstanding dispute regarding the payment of certain legal fees and expenses incurred by MSD in connection with settlement of litigation involving Roche and IGEN. The Company's $3.0 million payment was net of a $2.0 million credit, which represents a non-refundable prepayment by MSD to the Company for future amounts payable by MSD to the Company pursuant to the buy-out of the Company's interest in MSD. The amount of the pre-payment credit outstanding from time to time shall bear simple interest (cumulated, not compounded) at the fixed annual rate of 0.5% over the prime rate in effect on the date that MST purchased the Company's interests in MSD. The amount that is deemed outstanding is the total amount of the prepayment credit pursuant to the buyout, including accrued interest, reduced from time to time by the amounts due and payable to the Company pursuant to the buy-out of its interest in MSD. No further cash payments are payable by MSD to the Company pursuant to the buyout until the $2.0 million prepayment credit, including accrued interest, is no longer deemed outstanding. A total of $5.0 million was treated as a Class C capital contribution by the Company to MSD..

- MSD's rent for the lease of certain facilities and related equipment from the Company (including laboratory facilities located in the Company's corporate headquarters) pursuant to the terms of the existing sublease agreements with MSD, for the period from March 1, 2004 through August 31, 2005, will be added into the price payable to the Company for the purchase of its interest in MSD, in lieu of current payments.

- In accordance with the terms of the original MSD agreements, subject to certain expectations, the Company consented to the sublicensing by MSD of the license granted pursuant to the IGEN/MSD license agreement to any affiliate of MSD. Any such sublicense is required to, among other things, make royalty payments to the Company in accordance with the IGEN/MSD license agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2004 and for the three and nine months ended December 31, 2004 and 2003 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended March 31, 2004 filed with the SEC.

This quarterly report contains forward-looking statements within the meaning of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. All statements in this quarterly report that are not historical facts are hereby identified as "forward-looking statements" including any statements about revenue growth, market acceptance of new products, business operations, trends and changes in financial or operating performance, technology or product plans. The words "may," "should," "will," "expect," "could," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions have been used to identify certain of the forward-looking statements. These forward-looking statements are based on management's current expectations, estimates and projections and they are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These statements are not guarantees of future performance, involve certain risks, uncertainties, and assumptions that are difficult to predict, and are based upon assumptions as to future events that may not prove accurate. Therefore, actual outcomes and results may differ materially from what is expressed herein.

In any forward-looking statement in which we express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement or expectation or belief will result or be achieved or accomplished. The following important factors are among those that may cause actual results to differ materially from our forward-looking statements:

- changes in our strategy and business plan, including our plans for vaccines, the clinical diagnostics, biodefense, life science and industrial markets and other healthcare opportunities;

- our ability to develop and introduce new or enhanced products, including incorporating unit dose cartridges;

- our ability to enter into new collaborations on favorable terms, if at all;

- our ability to expand the distribution and increase sales of existing products;

- changes in customer demand, the timing of significant orders or the demand for rapid testing products in each of our markets;

- our ability to expand our manufacturing capabilities or find a suitable manufacturer on acceptable terms or in a timely manner;

- our ability to develop our selling, marketing and distribution capabilities;

- our and our licensees' ability to obtain FDA and other governmental approvals for our and their clinical testing products or for vaccine products, including regulatory changes, uncertainties or delays;

- the ability of our licensees to effectively develop and market products based on the technology we license to them;

- domestic and foreign governmental and public policy changes, particularly related to healthcare costs, that may affect new investments and purchases made by our customers;

- competition from companies with greater financial and capital resources than ours;

- availability of financing and financial resources in the amounts, at the times and on the terms required to support our future business;

- rapid technological developments in each of our markets and our ability to respond to those changes in a timely, cost-effective manner;

- dependence on a limited number of suppliers for materials used in the manufacturing of our products;

- any potential future disputes regarding the scope, permitted use and other material terms of our license agreements, including those with MSD;

- our ability to receive payment over time from MSD or MST from the sale of our interests in MSD;

-        the outcome of the litigation and arbitration commenced against Roche
         Holding

         Ltd, which we refer to in this Form 10-Q as Roche, by Applera Corporation and its affiliate Applied Biosystems, which we refer to in this Form 10-Q as Applied Biosystems;

- protection and validity of our patent and other intellectual property rights and the scope of third party patent rights;

- relationships between us and certain companies with which we are affiliated; and

-        changes in general economic, business and industry conditions. o


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

As directed by Section 404 of the Sarbanes Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the design and operating effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must audit and report on the design and operating effectiveness of our internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending March 31, 2005. We are currently undergoing a comprehensive effort to document and test our internal controls and confirm that such controls are designed and operating effectively. Although we are diligently and vigorously evaluating our internal controls over financial reporting in order to ensure compliance with the new Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Due to the proximity of the Section 404 compliance date, if changes to our system of internal controls are initiated incident to either the review and testing by management or the audit by our independent registered public accounting firm, there may be insufficient time to conclude that any remediated controls are designed and operating effectively as of March 31, 2005.

If we determine that we have one or more material weaknesses in our internal controls over financial reporting, management will conclude that our internal controls over financial reporting are not effective. Consequently, our independent registered public accounting firm will issue an adverse opinion on the effectiveness of our internal controls over financial reporting.

Management's determination that our internal controls over financial reporting are not effective may subject us to additional scrutiny surrounding our internal controls over financial reporting which could materially harm our business. As used herein, "BioVeris," "we," "us" and "our" refer to BioVeris Corporation and its subsidiaries. M-SERIES, TRICORDER and BIOVERIS are our trademarks. This quarterly report also contains brand names, trademarks or service marks of other companies, and these brand names, trademarks or service marks are the property of those other holders.

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

We believe that the emergence of simple, more accurate and cost-effective clinical diagnostic products is shifting the site of clinical diagnostic testing from clinical reference laboratories and central hospital laboratories to decentralized patient care centers, such as physicians' offices, ambulatory clinics, hospital emergency rooms, surgical and intensive care units, hospital satellite laboratories and nurses' stations, which are collectively referred to as clinical point-of-care sites.

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

We also believe that the clinical analyzer will provide results to a physician rapidly with the same levels of sensitivity, accuracy or consistency as a large instrument in a clinical reference laboratory or in a central laboratory, thereby permitting the physician to make a more timely decision regarding the patient's course of treatment. Among the applications that we plan to develop is a proprietary approach for determining an individual's personal immune status through a unique diagnostic panel. We will seek approval from the FDA for the clinical analyzer and other in vitro diagnostics products at the appropriate stage of their product development.

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

We are also expanding our business model to target the fields of vaccines and vaccination services. In conjunction with our efforts to determine an individual's personal immune status through a unique diagnostic test panel, we have entered into an exclusive option agreement with Children's Hospital & Research Center at Oakland (CHRCO) for exclusive patent rights to a unique vaccine candidate for Neisseria meningitidis serogroup B, which causes meningitis. We believe that the availability of an effective vaccine that would prevent meningococcal serogroup B, for use by various population groups, could meet a significant unmet medical need. We have also recently entered into an agreement with the National Research Council of Canada (NRC) for a license to patent rights to candidates for a group B streptococcus (GBS) Type II and Type V vaccine and a group B meningococcus (GBM) vaccine. Under the agreement with the NRC, the Company acquired worldwide, exclusive rights to commercialize products for possible use in the prevention, diagnosis and treatment of disease caused by GBS, a leading cause of sepsis, pneumonia, and meningitis among newborns. The Company received similar worldwide rights, with the exclusion of Canada, to NRC's GBM vaccine technologies for the prevention of meningococcal B meningitis and sepsis.

Results of operations in the future are likely to fluctuate substantially from quarter to quarter as a result of various factors, which include:


-        the volume and timing of orders and product deliveries for biodefense products, M-SERIES systems or other products, which orders and deliveries are based on our customers' requirements that may vary over time;

-        the success of M-SERIES system upgrades and enhancements, which upgrades and enhancements involve increased product costs at the time of the upgrade or enhancement, and customer acceptance of those enhancements and upgrades;

-        costs incurred related to expansion into the fields of vaccines and vaccines services;


-        the amount of revenue recognized from royalties and other contract revenues, which revenues are dependent upon the efforts of our licensees and collaborators;

-        whether our instruments are sold or leased to customers, which will affect the timing of the recognition of revenue from the sale or lease;

-        the timing of our introduction of new products, which could involve increased expenses associated with product development and marketing;

-        the volume and timing of product returns and warranty claims, which, if products are returned or have warranty claims that are unexpected, may involve increased costs in excess of amounts reserved for returns or claims;

-        our competitors' introduction of new products, which may affect the purchase decision of or timing of orders by our customers and prospective customers while the competitors' product is assessed;

-        the amount of expenses we incur in connection with the operation of our business, including:

             -    research and development costs, which increases or decreases based on the product in development; and

             -    sales and marketing costs, which are based on product launches or promotions and sales incentives that might be in effect from time to time;

-        the amount that we will record each quarter related to the amortization or potential impairment of the license to use PCR technology, which may increase based on the outcome of the litigation and arbitration commenced against Roche by Applied Biosystems relating to Roche's and Applied Biosystems'
         respective rights to PCR technology;

-        unexpected termination of government contracts or orders, which could result in decreased sales and increased costs due to excess capacity, inventory personnel and other expenses; and

-        additional costs which we may incur as we explore new health care opportunities, including costs for acquisitions of technologies, facilities and personnel.

We expect to incur additional operating losses as a result of our expenses for manufacturing, marketing and sales capabilities, research and product development and general and administrative costs. Our ability to become profitable in the future will be affected by, among other things, our ability to expand the distribution and increase sales of existing products, upgrade and enhance the M-SERIES family of products, introduce new products into the market, generate higher revenue, develop marketing, sales and distribution capabilities cost-effectively, and continue collaborations established by IGEN or establish successful new collaborations with corporate partners to develop, manufacture, market and sell products that incorporate our technologies.

Roche and IGEN Transaction

On February 13, 2004, IGEN and Roche completed the merger and related transactions pursuant to which Roche acquired IGEN and IGEN simultaneously distributed shares of our common stock to its stockholders. The transaction occurred in the following steps:


- IGEN restructured its operations so that we, a wholly-owned subsidiary of IGEN at the time, assumed IGEN's biodefense, life science and industrial product lines as well as IGEN's opportunities in the clinical diagnostics and healthcare fields and the ownership of IGEN's intellectual property, IGEN's equity interest in MSD, cash and certain other rights and licenses currently held by IGEN; and

- A wholly-owned subsidiary of Roche merged with and into IGEN, as a result of which IGEN became a wholly-owned subsidiary of Roche and we became an independent, publicly-traded company. Simultaneously with the completion of the merger, certain ongoing commercial agreements between certain affiliates of Roche and us became effective.

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

Investment in MSD

MSD was a joint venture formed by MST and IGEN in 1995. MSD was formed to develop, manufacture, market and sell products utilizing a combination of MST's multi-array technology together with our ECL technology.

Effective March 31, 2004, we consolidated the financial results of MSD in accordance with FIN 46, which provides guidance on variable interest entities such as the MSD joint venture and the framework through which an enterprise assesses consolidation of a variable interest entity. We adopted FIN 46 as it was determined that MSD qualified as a variable interest entity and we were the primary beneficiary. Under the transition guidance of FIN 46, because MSD was created before February 1, 2003, we have measured the assets, liabilities and noncontrolling interests of MSD as of March 31, 2004 for purposes of the initial consolidation.

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

Except for the period during which we consolidated the financial results of MSD, which was March 31, 2004 through August 12, 2004, we have recorded our proportionate share of MSD losses, representing approximately 100% of MSD's losses. For this consolidation period, we reclassified amounts in the statement of operations formerly recorded on a "net" basis as equity in loss of joint venture to amounts recorded on a "gross" basis primarily as revenue, product costs, research and development expenses and selling, general and administrative expenses. As a result, our revenues and expenses for the nine months ended December 31, 2004 increased significantly.

The MSD joint venture agreement expired upon completion of the merger. As a result, MSD and MST had the option to purchase our interests in MSD and pursuant to the settlement, MSD or MST agreed to purchase, and we agreed to sell, our entire interest in MSD. Fair market value for the purchase of our interests in MSD has been determined in accordance with the valuation process set forth in the MSD joint venture agreement. The fair market value was determined by the independent appraisers to be approximately $9.9 million which equals the average of the two closest determinations, less a 7.5% discount factor. The purchase of our interests was completed on December 13, 2004 and accordingly, we no longer hold an equity interest in MSD.

MSD or MST is required to pay us the outstanding purchase price over time in installments equal to the sum of 5% of MSD net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of our interests in MSD. As part of the settlement, we received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MSD to us for the purchase price in the form of a credit against amounts we agreed to pay MSD pursuant to the settlement. No further cash payments will be payable by MSD to us pursuant to the buyout until the $2.0 million prepayment credit, including accrued interest, is no longer deemed outstanding. In connection with the settlement agreement, all claims against MSD, MST and Jacob Wohlstadter were dismissed and released, including unpaid costs for transitional services of approximately $476,000.

We recorded a note receivable of approximately $4.5 million, which represents the net present value of future payments that we expect to realize from the sale of our interests in MSD. Calculating the net present value of future payments that we expect to realize from MSD as payment for the purchase price, requires assumptions about MSD, including the timing and amount of MSD's future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the balance sheet at December 31, 2004.

The book value of our interests in MSD, as recorded in the investment in joint venture account on our unconsolidated balance sheet, was greater than the fair market value purchase price of these interests determined by the appraisal process. Accordingly, we recorded non-cash charges of $3.2 million and $37.1 million during the three and nine months ended December 31, 2004, respectively, representing the estimated amount by which the book value of our interests in MSD exceeded the fair market value.

We expect that MSD will require substantial additional funding for its ongoing operations. If MSD is not able to obtain this funding, or in the event sufficient net sales or third-party financings of MSD do not materialize, we will not receive any additional payments from MST for the purchase of our interests in MSD.

For a more complete description of this purchase obligation, the MSD agreements and our litigation with MSD, see ITEM 1 -- "Condensed Consolidated Financial Statements (Unaudited) -- Notes to Condensed Consolidated Financial Statements (Unaudited)-- Note 3, Meso Scale Diagnostics Joint Venture and Note 4, Litigation."

For a more detailed description of our business, you should refer to our Annual Report on Form 10-K for the year ended March 31, 2004 filed with the SEC.

SUPPLEMENTAL CONSOLIDATED BALANCE SHEET DATA (1):

                                             DECEMBER 31, 2004                        MARCH 31, 2004
                                             -----------------   ------------------------------------------------------------
                                               BioVeris and       BioVeris and
                                               Wholly-Owned       Wholly-Owned                   Consolidating  Consolidated
                                               Subsidiaries      Subsidiaries        MSD         Eliminations      BioVeris
                                             ---------------     --------------   ---------     --------------  -------------
ASSETS
Current Assets:
   Cash and cash equivalents                    $  15,656        $ 147,398        $  35,111        $    --          $ 182,509
   Short term investments                          87,890             --               --               --               --
   Accounts receivable, net                         5,169            3,417            2,099             --              5,516
   Inventory                                        4,941            5,013            3,194             --              8,207
   Other current assets                             1,966            2,459            2,053             (180)           4,332
                                                ---------        ---------        ---------        ---------        ---------

     Total current assets                         115,622          158,287           42,457             (180)         200,564
Equipment and leasehold improvements, net           3,608            5,472            7,362             (269)          12,565
Investment in joint venture                          --             46,208             --            (46,208)            --
Note receivable                                     4,538             --               --               --               --
Technology licenses                                17,794           19,256               10             --             19,266
Other                                                 353              354               65             --                419
                                                ---------        ---------        ---------        ---------        ---------

     Total assets                               $ 141,915        $ 229,577        $  49,894        $ (46,657)       $ 232,814
                                                =========        =========        =========        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses        $   7,458        $  26,220        $   3,067        $    (180)       $  29,107
   Other current liabilities                        2,198            1,977              296             --              2,273
                                                ---------        ---------        ---------        ---------        ---------
     Total current liabilities                      9,656           28,197            3,363             (180)          31,380
Noncurrent deferred revenue                         1,869               54             --               --                 54
                                                ---------        ---------        ---------        ---------        ---------
   Total liabilities                               11,525           28,251            3,363             (180)          31,434
                                                ---------        ---------        ---------        ---------        ---------

Minority interest                                    --               --               --                 54               54
Series B preferred stock                            7,500            7,500             --               --              7,500
Stockholders' Equity:
   Common stock                                        27               27             --               --                 27
   Additional paid-in capital                     203,464          203,464          116,707         (116,707)         203,464
   Accumulated deficit                            (80,108)          (9,665)         (70,176)          70,176           (9,665)
   Accumulated other comprehensive income            (493)            --               --               --               --
                                                ---------        ---------        ---------        ---------        ---------
     Total stockholders' equity                   122,890          193,826           46,531          (46,531)         193,826
                                                ---------        ---------        ---------        ---------        ---------

   Total liabilities and stockholders' equity   $ 141,915        $ 229,577        $  49,894        $ (46,657)       $ 232,814
                                                =========        =========        =========        =========        =========

 SUPPLEMENTAL CONSOLIDATED STATEMENTS OF OPERATIONS DATA (1):

                                                    Nine Months Ended
                                                    December 31, 2003               Nine Months Ended December 31, 2004
                                                    -----------------   ------------------------------------------------------------
                                                     BioVeris and       BioVeris and
                                                     Wholly-Owned       Wholly-Owned                 Consolidating
                                                     Subsidiaries       Subsidiaries      MSD(2)     Eliminations       Consolidated
                                                    --------------------------------------------------------------------------------
                                                                          (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
   Product sales                                     $ 13,914         $ 16,085         $  3,959         $   --           $ 20,044
   Royalty income                                         790              963             --               --                963
   Contract fees                                          104               32              356             --                388
                                                     --------         --------         --------         --------         --------
     Total                                             14,808           17,080            4,315             --             21,395
                                                     --------         --------         --------         --------         --------

Operating costs and expenses:
   Product costs                                        9,033            7,008            3,693             --             10,701
   Research and development                            14,595           13,587            3,705              (97)          17,195
   Selling, general and administrative                 13,664           21,216            4,502             --             25,718
   Merger Related Costs                                 4,068             --               --               --               --
                                                     --------         --------         --------         --------         --------
     Total operating costs and expenses                41,360           41,811           11,900              (97)          53,614
                                                     --------         --------         --------         --------         --------

Loss from operations                                  (26,552)         (24,731)          (7,585)              97          (32,219)

Other, net                                                173            2,594               80             --              2,674
Equity in loss of joint venture                       (13,422)         (11,196)            --              7,408           (3,788)
Loss on joint venture                                    --            (37,110)            --               --            (37,553)
                                                     --------         --------         --------         --------         --------

Net loss                                             $(39,801)        $(70,443)        $ (7,505)        $  7,505         $(70,886)
                                                     ========         ========         ========         ========         ========

Net loss per common share (basic and diluted)        $  (1.49)        $  (2.64)        $  (0.28)        $   0.28         $  (2.65)
                                                     ========         ========         ========         ========         ========
Shares used in computing net loss per
   common share (basic and diluted)                    26,728           26,728           26,728           26,728           26,728
                                                     ========         ========         ========         ========         ========



(1) Effective March 31, 2004, we consolidated the financial results of MSD in accordance with FIN 46. Prior to the adoption of FIN 46 on March 31, 2004, including for the three and nine months ended December 30, 2003, we did not consolidate MSD's financial results.

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

     Accordingly, beginning August 12, 2004, we have deconsolidated the financial results of MSD and have accounted for this investment on the equity method through December 13, 2004, the date of the sale of our interests in MSD.

(2) Includes MSD statement of operations data for the period April 1, 2004 through August 12, 2004.

Results of Operations

Three and nine months ended December 31, 2004 and 2003

During the nine months ended December 31, 2004, MSD's results of operations for the period from April 1, 2004 through August 12, 2004 are consolidated with the results of operations of BioVeris and its wholly-owned subsidiaries.

REVENUES. Our consolidated revenues for the three months ended December 31, 2004 increased by approximately 39% to $5.3 million from $3.8 million in the corresponding prior year period. Our consolidated revenues for the nine months ended December 31, 2004 increased by approximately 44% to $21.4 million from $14.8 million in the corresponding prior year period. Of this $6.6 million increase, $4.3 million represents MSD revenues.

Our consolidated product sales were $5.0 million for the three months ended December 31, 2004, an increase of 42% from $3.5 million in the corresponding prior year period. Our consolidated product sales were $20.0 million for the nine months ended December 31, 2004, an increase of 44%, from $13.9 million in the corresponding prior year period. Of this $6.1 million increase $4.0 million represents MSD product sales.

BioVeris's sales of biodefense products for the three months ended December 31, 2004 were $1.8 million, an increase of $1.0 million, or 56%, over the corresponding prior year period. Sales of biodefense products for the nine months ended December 31, 2004 were $8.1 million, an increase of $3.7 million, or 46%, over the corresponding prior year period. Sales of products for the life science market were $3.2 million for the three months ended December 31, 2004, an increase of $500,000 from the corresponding prior year period. Sales of products for the life science market were $8.0 million for the nine months ended December 31, 2004, a decrease of $1.5 million from the corresponding prior year period. These changes in product sales for the three and nine months ended December 31, 2004 reflect the change of orders and product deliveries for biodefense and life science products, which orders and deliveries are based on our customers' requirements.

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

As of December 31, 2004, the DOD had purchased approximately $6.0 million of products during the first eighteen months of the contract. The U.S. government can terminate, suspend or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.

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

OPERATING COSTS AND EXPENSES. Our consolidated product costs were $2.6 million (51% of total product sales) for the three months ended December 31, 2004 compared to $3.3 million (93% of total product sales) in the corresponding prior year period. Consolidated product costs were $10.7 million (53% of total product sales) for the nine months ended December 31, 2004 compared to $9.0 million (65% of total product sales) for the corresponding prior year period. The current nine month increase of $1.7 million consists of $3.7 million due to the consolidation of MSD's product costs, offset by a $2.0 million reduction in the Bioveris's costs.

BioVeris's product costs, as a percentage of total product sales, decreased due to reduced costs incurred in connection with instrument upgrades and detection module upgrades for existing life science customers. These voluntary upgrades occurred in the prior year and were provided to enhance overall customer satisfaction. The instrument and detection module upgrade programs were substantially completed as of December 31, 2003. Our future profit margin is subject to change due to a number of uncertainties relating to, among other things, the launch of new instrument systems.

Our consolidated research and development expenses were $4.5 and $17.2 million for the three and nine months ended December 31, 2004, respectively, representing increases of 3% and 18% over the corresponding prior year costs of $4.3 million and $14.6 million. The increase of $2.6 million for the nine month period consists of $3.7 million due to the consolidation of MSD's research and development expenses, offset by a $1.1 million reduction in BioVeris' costs.

BioVeris's research and development expenses decreased in the current year periods due primarily to reduced personnel and facilities costs. Research and development expenses primarily relate to ongoing development costs and product enhancements associated with the M-SERIES family of products, development of new assays and research and development of new systems and technologies, including point-of-care products.

We expect research and development costs to increase as product development and core research expand, including costs associated with our efforts in developing clinical diagnostics and biodefense testing products, including development of a proprietary approach for determining an individual's personal immune status through a unique diagnostic test panel.

We are expanding our business model to target the fields of vaccines and vaccination services which will require substantial research and development expenditures. For example, we have entered into an exclusive option agreement with Children's Hospital & Research Center at Oakland (CHRCO) for exclusive patent rights to a unique vaccine candidate for Neisseria meningitidis serogroup B, which causes meningitis. The agreement provides that we will sponsor up to $800,000 of research at CHRCO over a two-year period and if the option is exercised, make additional payments for license and milestone fees for initiating and completing human clinical trials and receiving regulatory approvals. We have also recently entered into an agreement with the National Research Council of Canada (NRC) for a license to patent rights to candidates for a group B streptococcus Type II and Type V vaccine and a group B meningococcus vaccine. Under the license agreement, we are required to pay a royalty on product sales, including a minimum $10,000 annual royalty that commences immediately, and we are responsible for conducting or sponsoring the research and development of these vaccine candidates.

Our selling, general and administrative expenses were $7.1 million for the three months ended December 31, 2004, compared to $4.6 million in the corresponding prior year period. Selling, general and administrative expenses were $25.7 million for the nine months ended December 31, 2004, compared to $13.7 million for the corresponding prior year period. Of this $12.0 million increase, $4.5 million represents MSD's selling, general and administrative expenses which were consolidated during the current year.

BioVeris's increase in selling, general and administrative expenses of approximately $2.4 million and $7.5 million for the three and nine months ended December 31, 2004, respectively, was primarily attributable to higher personnel costs and professional fees in the current periods, including costs associated with our litigation and settlement with MSD and fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Until the completion of the merger and related transactions on February 13, 2004, we were fully integrated with IGEN and the accompanying consolidated financial statements reflect the application of certain estimates and allocations. For periods prior to February 13, 2004, our consolidated statements of operations include all revenues and costs that were directly attributable to our businesses. In addition, certain expenses of IGEN were allocated to us using various assumptions that, in the opinion of management, are reasonable. These expenses include an allocated share of general and administrative salaries as well as certain other shared costs (primarily facility, human resources, legal, accounting and other administrative costs) which were allocated based upon percentage of total revenue, or percentage of total headcount, or estimates of actual time spent on businesses, as appropriate. These allocated expenses comprise all of our selling, general and administrative expenses for the three and nine months ended December 31, 2003.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.

This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by on going revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increases general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

OTHER NET INCOME. Interest income, net of interest and other expense, was $900,000 and $2.4 million for the three and nine months ended December 31, 2004, respectively. Prior to the completion of the merger and related transactions, IGEN held all cash in a centralized treasury and provided all of the necessary funding for the operations of BioVeris. Accordingly, prior to February 13, 2004, no cash, cash equivalents or short-term investments were held by us and no interest income was generated.

LOSS ON JOINT VENTURE IMPAIRMENT. The book value of our interests in MSD, as recorded in the investment in joint venture account on our unconsolidated balance sheet, was greater than the fair market value purchase price of these interests determined by the appraisal process. Accordingly, during the three and nine months ended December 31, 2004, we recorded non-cash charges of $3.2 million and $37.1 million, respectively, as loss on joint venture impairment, representing the amount by which the book value of our interests in MSD exceeded the fair market value.

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

For the period from August 13, 2004 through December 13, 2004, the date of the sale of our interests in MSD, we recorded our proportionate share of MSD losses, representing approximately 100% of MSD's losses, as equity in loss of joint venture consistent with accounting for equity method investments. For the three and nine months ended December 31, 2003, we recorded $1.0 million and $3.7 million, respectively.

NET LOSS. The net loss for the three months ended December 31, 2004 was $12.0 million ($0.45 per common share) compared to a net loss of $16.0 million ($0.60 per common share) for the three months ended December 31, 2003. The higher net loss during the three months ended December 31, 2003 was primarily caused by merger related costs of $3.9 million. The net loss for the nine months ended December 31, 2004 was $70.4 million ($2.64 per common share) compared to a net loss of $39.8 million ($1.49 per common share) for the nine months ended December 31, 2003.

The increase in the net loss during the nine months ended December 31, 2004 is primarily caused by the non-cash charges totaling $37.1 million representing the amount by which the book value of our interests in MSD exceeded the fair market value purchase price, and operating expenses exceeding our revenues.

Liquidity and Capital Resources

Our consolidated balance sheet at December 31, 2004 had cash and cash equivalents of $15.7 million and short-term investments of $87.9 million.

Net cash used for operations was $24.3 million and $19.8 million for the nine months ended December 31, 2004 and 2003, respectively. The increase in cash used for operations in the current year primarily resulted from a higher operating loss.

We used approximately $1.2 million and $1.4 million of cash for the acquisition of equipment and leasehold improvements during the nine months ended December 31, 2004 and 2003, respectively. During the nine months ended December 31, 2004 we purchased $103.6 million of short term investments and received proceeds of $15.2 million for the sale of short-term investments. During the nine months ended December 31, 2004, we used $20.0 million for the distribution gain payment to Roche and we recorded $29.9 million as a reduction of cash resulting from the deconsolidation of MSD.

We have contractual obligations associated with ongoing business activities which will result in cash payments in future periods. In addition, we believe that material commitments for capital expenditures and additional or expanded facilities may be required in a variety of areas, such as product development programs. We are evaluating additional facilities for manufacturing and other corporate uses and are negotiating to secure new space, which if concluded, would result in additional facilities costs. We have not, at this time, made material commitments for any such capital expenditures or facilities and have not secured additional sources, if necessary, to fund such commitments.

As of December 31, 2004, our material future obligations were as follows (in thousands):

                             Operating
                               Lease          Sponsored
Years Ended March 31,         Payments        Research       Total
--------------------------- -------------  ------------   -----------
 2005                       $   794        $   100        $   894
 2006                         3,164            400          3,564
 2007                         3,241            300          3,541
 2008                         3,338           --            3,338
 2009                         3,333           --            3,333
 2010 and Thereafter          2,395           --            2,395
                            -------        -------        -------
   Total                    $16,265        $   800        $17,065
                            =======        =======        =======

Under the MSD agreements, IGEN's funding commitment was based on an annual budget of MSD approved by the JVOC. The JVOC approved funding for MSD for the period from January 1, 2003 to November 30, 2003 in an amount of $20.6 million, subject to a permitted variance of 15%, of which approximately $19.1 million was spent by MSD and funded by us. MSD asserted that we were obligated to pay MSD up to an additional $4.6 million, which is the difference between the amount spent by MSD and the budgeted amount plus the permitted variance. As part of the settlement, we paid MSD the net amount of $3.0 million which represented full and complete satisfaction of amounts due to MSD pursuant to the MSD agreements, including the dispute regarding unsatisfied committed funding obligations. Our $3.0 million payment was net of a $2.0 million non-refundable pre-payment by MSD to us for future amounts payable by MSD to us pursuant to the buy-out of our interest in MSD. A total of $5.0 million was treated as a Class C capital contribution during the nine months ended December 31, 2004.

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

No further cash payments will be payable by MSD to us until the $2.0 million prepayment credit, including accrued interest, is utilized. In the event sufficient net sales or third-party financings do not materialize, we will not receive any additional payments from MST for the purchase of our interests in MSD. As security for the payment obligation, we hold a security interest in the interests in MSD that are being purchased. MST may repay all or any part of the outstanding purchase price plus accrued interest at any time and from time to time without penalty.

Our investment contributions to MSD totaled $5.0 million ($3.0 million in cash and a $2.0 million credit that represents a non-refundable pre-payment by MSD to us for future amounts payable by MSD to us pursuant to the buy-out of our interest in MSD) and $15.3 million during the nine months ended December 31, 2004 and 2003, respectively. The 2003 funding commitment was satisfied in part through in-kind contributions of scientific and administrative personnel and shared facilities. In accordance with the MSD joint venture agreement, the value of these in-kind contributions is based upon costs incurred by us as determined through allocation methods that include time-spent and square footage utilized. During the three and nine months ended December 31, 2004, operating costs allocated to MSD by us in connection with shared personnel and facilities totaled $300,000 and $400,000, respectively, which are net of a $476,000 write-off of unpaid costs in the current quarter in connection with the settlement agreement, in which all claims against MSD, MST and Jacob Wohlstadter were dismissed and released. During the three and nine months ended December 31, 2003, operating costs allocated to MSD by us totaled $1.9 million and $2.7 million, respectively. The specific nature and amount our allocations for the three and nine months ended December 31, 2004 are being reviewed by MSD.

We have no intention to provide additional funding to MSD except that we agreed to pay MSD certain amounts in the August 2004 settlement with respect to certain of its liabilities. See ITEM 1 -- "Condensed Consolidated Financial Statements (Unaudited) -- Notes to Condensed Consolidated Financial Statements (Unaudited) -- Note 4 -- Litigation."

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

As of December 31, 2004, we had no special purpose entities.

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

Expense Allocations -- Prior to February 13, 2004, our assets and businesses were owned, operated and fully integrated with IGEN. Our financial statements have been prepared and are presented as if we had been operating as a separate entity during the periods shown. In order to fairly present our operating results, these financial statements reflect the application of certain estimates and allocations for periods prior to February 13, 2004. For such periods, our consolidated statements of operations include all costs that were directly attributable to our businesses, as well as certain expenses of IGEN that were allocated to us using various assumptions.

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

Royalty income is recorded when earned, based on information provided by licensees.

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

Joint Venture Accounting -- For periods prior to March 31, 2004 and for the period from August 13, 2004 through December 13, 2004, we accounted for our ownership in the MSD joint venture on the equity method, as we determined that we do not control MSD's operations.

Factors considered in determining our level of control include the fact that we had less than 50% of the voting equity interest in MSD; that we did not have exclusive authority over MSD decision making and have no ability to unilaterally modify the joint venture agreements; and that we had the right to appoint only one out of two seats on MSD's board of managers. A different assessment of these factors could have provided for the use of consolidation accounting rather than the equity method, in which case a consolidation of our financial statements with those of MSD would have been appropriate. Consolidation accounting would have required certain reclassifications within our consolidated financial statements but would not have materially affected our financial position or net loss. See Part I -- ITEM 1 -- "Condensed Consolidated Financial Statements (Unaudited) -- Notes to Condensed Consolidated Financial Statements (Unaudited) -- Note 3 -- Meso Scale Diagnostics Joint Venture."

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised, or FIN 46. FIN 46 provides guidance on variable interest entities such as the MSD joint venture and the framework through which an enterprise assesses consolidation of a variable interest entity. We adopted FIN 46 as of March 31, 2004 and determined that MSD qualified as a variable interest entity based upon the following rationale:

- We had provided substantially all of MSD's funding since inception through capital contributions consisting of Class B and C non-voting equity interests. Such funding was not considered "at risk", because the investments did not participate significantly in the profits of MSD given their stated return rates. As such, the "at risk" equity of MSD was insufficient to absorb MSD's expected future losses.

- We held 31% of the voting rights in MSD and provided 100% of MSD's funding, and were thereby considered to be involved in all of MSD's activities as defined under FIN 46.

Accordingly, as of March 31, 2004, we consolidated the financial results of MSD. Under the transition guidance of FIN 46, because MSD was created before February 1, 2003, we measured the assets, liabilities and noncontrolling interests of MSD as of March 31, 2004 for purposes of the initial consolidation. The amounts of these assets, liabilities and noncontrolling interests are reflective of their respective carrying amounts had FIN 46 been effective when we first met the conditions to be the primary beneficiary of MSD upon MSD's inception in 1995. We had historically recorded approximately 100% of MSD's losses. The balance sheet as of March 31, 2004 reclassified amounts formerly recorded on a "net" basis as investment in joint venture to be reflected on a "gross" basis primarily as cash, accounts receivable, inventory, fixed assets, accounts payable and accrued expenses.

The statement of operations for the period of consolidation has reclassified amounts formerly recorded on a "net" basis as equity in loss of joint venture to be reflected on a "gross" basis primarily as revenue, product costs, research and development expenses and selling, general and administrative expenses.

On August 12, 2004, BioVeris, MSD and MST entered into a settlement agreement that resolved litigation between the parties and constituted a reconsideration event under FIN 46. We have determined that we no longer meet the conditions to be designated as the primary beneficiary of MSD, as certain provisions of the settlement agreement reallocated the obligation to absorb the majority of MSD's future expected losses. Accordingly, beginning August 12, 2004, we deconsolidated the financial results of MSD and have accounted for this investment using the equity method through December 13, 2004, the date of the sale of our interests in MSD.

The balance sheet for periods subsequent to August 12, 2004 reclassified amounts formerly consolidated or presented on a "gross" basis to be reflected on a "net" basis as investment in joint venture. Effective August 13, 2004, the statement of operations reclassified amounts presented on a "gross" basis to be reflected on a "net" basis as equity in loss of joint venture. Accordingly, the statement of operations for the nine months ended December 31, 2004 includes the consolidated revenue and expenses of MSD for the period from April 1, 2004 through August 12, 2004 and reflects MSD's net losses for the period from August 13, 2004 through December 13, 2004, the date of the sale of our interests, as equity in loss of joint venture, consistent with accounting for equity method investments.

Inventory --We record our inventory at the lower of cost or market using the first-in, first-out method. We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventory based primarily on an estimated forecast of product demand and production requirements for the next twelve months. Reserves are recorded for the difference between the cost and the market value. Those reserves are based on significant estimates. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In addition, our industry is characterized by technological change, frequent new product development and product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the values of our inventory and our reported operating results.

Evaluation of Long-lived Assets -- We have different long-lived assets recorded on our balance sheet that include equipment and leasehold improvements, investments, licenses and other assets. We evaluate the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In evaluating the recoverability of an asset, management's policy is to compare the carrying amount of an asset with the projected undiscounted cash flow. An impairment loss is measured and recorded based on discounted estimated future cash flows. There were no impairment losses recognized during the three and nine months ended December 31, 2004.

Warranty Reserve -- We warrant our products against defects in material and workmanship for one year after sale and record estimated future warranty costs at the time revenue is recognized. A reserve for future warranty claims is recorded based upon management's review of historical results, supplemented by expectations of future costs. Unanticipated changes in actual warranty costs could impact our operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the AICPA issued SOP 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". The SOP addresses accounting for differences between contractual cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. The SOP requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual or valuation adjustment. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. The SOP is effective for loans acquired in fiscal years beginning December 15, 2004. We adopted the provisions of SOP 03-3 as of December 31, 2004.

In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-13 (EITF 03-13), "Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations". EITF 03-13 provides an approach for evaluating whether the criteria in paragraph 42 of Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", have been met for classifying as a discontinued operation, a component of an entity that either has been disposed of or is classified as held for sale. To qualify as a discontinued operation, paragraph 42 of FAS 144 requires that cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. EITF 03-13 defines which cash flows are relevant for assessing whether cash flows have been eliminated and it provides a framework for evaluating what types of ongoing involvement constitute significant continuing involvement. EITF 03-13 should be applied to a component of an entity that is either disposed of or classified as held for sale in fiscal period beginning after December 15, 2004. We do not expect that EITF 03-13 will have a material impact on our financial position or results of operations.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, "Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4." SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal."

In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 151 and do not believe that its adoption will have a material impact on our financial condition, results of operations and liquidity.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123 (R)), "Share-Based Payment." SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock Issued to Employees," and supersedes Accounting Principal Board (APB) Opinion No 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the provisions of SFAS 123(R) and have not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS 123(R), nor have we determined its impact on our financial condition, results of operations and liquidity beyond the disclosure on Note 2 of the Notes to Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 153 and do not believe that its adoption will have a material impact on our financial condition, results of operations and liquidity.

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

Our balance sheet at December 31, 2004 had cash, cash equivalents and short-term investments of $103.5 million which is approximately 73% of total assets. We invest excess cash in accordance with a policy approved by our Board of Directors. The policy is designed to provide both liquidity and safety of principal.

The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on our investments by terms and concentrations by type and issuer. We invest our excess cash in money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less. At December 31, 2004, we had invested $87.9 million in securities of the U.S. government, municipal bonds, and U.S. corporate debt, which were recorded as short-term investments.

Our invested cash is sensitive to changes in the general level of interest rates. Based on our cash, cash equivalents and short-term investments balance at December 31, 2004, a 1% movement in interest rates would have an approximately $1 million impact on our annual interest income and annual net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

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

In addition, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has determined that there was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

Information regarding legal proceedings involving the Company appears in Part I -- ITEM 1 of this report under Note 4 to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on October 19, 2004. The matters voted upon and the results thereof are as follows:

(1)   Election of Two Class I Directors:


                                                VOTES
                                                -----
                                           For         Withheld
                                       ----------      --------
        Richard J. Massey              23,078,354       536,600
        John Quinn                     22,997,941       617,013

(2) Ratification of PricewaterhouseCoopers LLP as the Company's independent auditor for the fiscal year ending March 31, 2005:



                 For               Against               Abstain
                 ---               -------               -------
             23,400,150            176,387               38,417




ITEM 6-EXHIBITS

  EXHIBIT NO.
        31.1              Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2              Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32.1              Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        32.2              Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date February 14, 2005                    BioVeris Corporation
                                            /s/ George V. Migausky
                                            ----------------------
                                            George V. Migausky
                                            Vice President of Finance
                                            Chief Financial Office
                                            (On behalf of the Registrant and as
                                            Its Principal Financial Officer).