Form 10-K
period 2005-03-31
BIOVERIS CORP
filed 2005-06-14
CIK 1264899

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended Commission File Number	March 31, 2005 000-50583

BioVeris Corporation

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	80-0076765 (IRS Employer Identification No.)

16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877
(Address of principal executive offices) (Zip Code)

(301) 869-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12(g) of the Act:	Common Stock $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑           No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12b-2) of the Exchange Act.

Yes ☑           No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2004, computed by reference to the closing sale price of such stock quoted on The Nasdaq National Market on such date, was approximately $128,125,298.

The number of shares outstanding of the registrant’s Common Stock as of June 1, 2005 was 26,726,950.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report.

BIOVERIS CORPORATION

Annual Report On Form 10-K

For The Fiscal Year Ended March 31, 2005

As used herein, “BioVeris”, “we”, “us” and “our” refer to BioVeris Corporation and its subsidiaries. M-SERIES, TRICORDER and BIOVERIS are our trademarks. This Form 10-K also contains disclosure relating to brand names, trademarks or service marks of other companies, and these brand names, trademarks or service marks are the property of those other holders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. All statements contained in this report that are not statements of historical fact, including statements about markets and potential markets, market growth for diagnostic products, potential impact of competitive products, our expectations regarding future revenue, the potential market for products in development, the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, the need for and availability of additional capital and other forward-looking statements included in “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), are forward-looking statements. The words “may,” “should,” “will,” “expect,” “could,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions have been used to identify certain of the forward-looking statements. In this Form 10-K we have based these forward-looking statements on management’s current expectations, estimates and projections and they are subject to a number of risks, uncertainties and assumptions which could cause actual results to differ materially from those described in the forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	changes in our strategy and business plan, including our plans for vaccines, the clinical diagnostics, biodefense, life science and industrial markets and other healthcare opportunities;

•	our ability to develop and introduce new or enhanced products, including incorporating multi/unit dose cartridges;

•	our ability to enter into new collaborations on favorable terms, if at all;

•	our ability to expand the distribution and increase sales of existing products;

•	changes in customer demand, the timing of significant orders or the demand for rapid testing products in each of our markets;

•	our ability to expand our manufacturing capabilities or find a suitable manufacturer on acceptable terms or in a timely manner;

•	our ability to develop our selling, marketing and distribution capabilities;

•	our and our licensees’ ability to obtain approvals from the U.S. Food and Drug Administration which we refer to in this Form 10-K as the FDA, and other governmental approvals for our and their clinical testing products or for vaccine products, including regulatory changes, uncertainties or delays;

•	the ability of our licensees to effectively develop and market products based on the technology we license to them;

•	our ability to win competitively awarded government contracts in the future and retain existing government contracts;

•	domestic and foreign governmental and public policy changes, particularly related to healthcare costs, that may affect new investments and purchases made by our customers;

•	competition from companies with greater financial and capital resources than ours;

•	availability of financing and financial resources in the amounts, at the times and on the terms required to support our future business;

•	dependence on a limited number of suppliers for materials used in the manufacturing of our products;

•	rapid technological developments in each of our markets and our ability to respond to those changes in a timely, cost-effective manner;

•	any potential future disputes regarding the scope, permitted use and other material terms of our license agreements, including those with Meso Scale Diagnostics, LLC., which we refer to in this Form 10-K as MSD;

•	our ability to receive payment over time from Meso Scale Technologies, LLC., which we refer to in this Form 10-K as MST, from the sale of our interests in MSD;

•	protection and validity of our patent and other intellectual property rights and the scope of third party patent rights;

•	relationships between us and certain companies with which we are affiliated; and

•	changes in general economic, business and industry conditions.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future events. We disclaim any intent or obligation to update these forward-looking statements.

PART I

ITEM 1. BUSINESS

Summary

On February 13, 2004, IGEN and Roche Holding Ltd, which we refer to in this Form 10-K as Roche, consummated a merger and certain related transactions, which we refer to in this Form 10-K as the merger and related transactions, pursuant to which Roche acquired IGEN and IGEN simultaneously distributed shares of our common stock to its stockholders. The transaction occurred in the following steps:

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

Diagnostics

We develop, manufacture and market our M-SERIES® family of products, which can serve as a platform for diagnostic systems to be used for the detection and measurement of biological or chemical substances. We incorporate our technologies into our instrument systems, tests and reagents, which are the biological and chemical components used to perform such tests. Using the M-SERIES platform, we intend to integrate technologies and products to develop small, expandable and modular systems that can perform a wide variety of immunodiagnostic and nucleic acid tests for the following markets:

•	Clinical diagnostics. The clinical diagnostics market includes the testing of patient samples to measure the presence of disease and monitor medical conditions. We are developing products to be used in the clinical diagnostics market and believe that our products will be ideally suited for the immunodiagnostic and nucleic acid testing market segments of the clinical testing market.

•	Non-clinical diagnostics for the biodefense, life science and industrial markets. The non-clinical diagnostics market includes biodefense products for the detection of bacteria, viruses and toxins that may pose a military or public health threat; life science testing for drug discovery and development that is performed by pharmaceutical and biotechnology companies; and industrial testing for the detection of foodborne and waterborne disease causing pathogens.

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

The first clinical diagnostic system being developed by us is an M-SERIES clinical analyzer that builds on the M-SERIES instruments we sell in the biodefense and life science markets. We are developing the assays using, among other things, improvements licensed from an affiliate of Roche. We believe that these improvements will reduce product development timelines. We also believe that the clinical analyzer will provide results to a physician rapidly with the same levels of sensitivity, accuracy or consistency as a large instrument in a clinical reference laboratory or in a central laboratory, thereby permitting the physician to make a more timely decision regarding the patient’s course of treatment. Among the applications that we plan to develop is a proprietary approach for determining an individual’s personal immune status through unique diagnostic panels. We will seek approval from the FDA for the clinical analyzer and other in vitro diagnostics products at the appropriate stage of their product development. There can be no assurance that such approval will be obtained.

Our M-SERIES instruments are used in biodefense programs for homeland security, including by the Department of Defense, or DOD. We believe there will be an increasing opportunity to sell our products for biodefense tools by commercial, governmental and military organizations around the world, as well as in the public health sector.

We are also selling two types of M-SERIES instruments for life science research to pharmaceutical and biotechnology researchers, as well as to scientists at academic and government research institutions. Immunogenicity testing is performed by pharmaceutical and biotechnology companies in order to characterize the ability of protein-based therapeutics to stimulate an immune response. We have recently introduced proprietary products for immunogenicity testing. Antibodies that result from an immune response to a protein-based drug can reduce its efficacy and cause significant side effects, such as allergic reactions. Because of serious side effects that have been reported over the last year, it has become increasingly necessary to determine if an immune response to protein-based drugs develops in patients by screening for the presence of antibodies, confirming their specificity, characterizing the type of antibodies present and determining whether they interfere with binding events. Immunogenicity testing is done during pre-clinical studies and may continue through the clinical trials required for regulatory approval. In some cases, the FDA requires additional testing after a drug has been approved. Our M-SERIES product line for the life science market is believed by us to be ideally suited to perform immunogenicity testing by measuring low affinity antibodies with high sensitivity, all in the presence of the highly concentrated drug.

Vaccines

We have expanded our business model to target the field of vaccines. In conjunction with our efforts to determine an individual’s personal immune status through unique diagnostic test panels, we have entered into an exclusive option agreement with Children’s Hospital & Research Center at Oakland (CHRCO) for exclusive patent rights to a unique vaccine candidate for Neisseria meningitidis serogroup B, which causes meningitis. We believe that the availability of an effective vaccine that would prevent meningococcal serogroup B, for use by various population groups, could meet a significant unmet medical need.

We have also entered into an agreement with the National Research Council of Canada (NRC) for a license to patent rights to candidates for a group B streptococcus (GBS) Type II and Type V vaccine and a group B meningococcus (GBM) vaccine. Under the agreement with the NRC, we acquired worldwide, exclusive rights to commercialize products for possible use in the prevention, diagnosis and treatment of disease caused by GBS, a leading cause of sepsis, pneumonia, and meningitis among newborns. We received similar worldwide rights, with the exclusion of Canada, to NRC’s GBM vaccine technologies for the prevention of meningococcal B meningitis and sepsis.

Recently, we entered into an option agreement with the University of Massachusetts at Amherst (UMA) for exclusive patent rights to a unique vaccine candidate for Chlamydia, the most frequently reported infectious disease in the United States. Under the agreement with UMA, we acquired a first option for exclusive rights to commercialize products for possible use in the prevention, diagnosis and treatment of all chlamydial infections, including the disease, chlamydia, caused by the bacterium, Chlamydia trachomatis.

Investor Information

We were organized as IGEN Integrated Healthcare, LLC, a Delaware limited liability company, on June 6, 2003, and converted to BioVeris Corporation, a newly formed Delaware corporation, on September 22, 2003. Our executive offices are located at 16020 Industrial Drive, Gaithersburg, Maryland 20877. Our Internet website is located at http://www.bioveris.com. Information contained on our website is not part of this Form 10-K or any other filing which may incorporate by reference this Form 10-K. We provide to the public on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission which we refer to in this Form 10-K as the SEC. Any report, proxy statement or other information we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding issuers that file electronically with it.

Our Strategy

Our strategy is based on the direct development and sale of products utilizing our technologies, while at the same time entering into collaborations with third parties that can assist us in product development, manufacturing and marketing efforts. Key elements of our strategy are to:

•	pursue collaborative relationships to accelerate new product development and enhance global manufacturing and marketing capabilities;

•	establish leadership positions in emerging markets;

•	develop and market product line extensions and an expanded menu of assays; and

•	maximize high value-added opportunities in vaccines.

Our Technology

Our M-SERIES family of products will incorporate a number of technologies, including:

•	ECL technology developed and owned by us;

•	various improvements to ECL technology developed by Roche Diagnostics GmbH, which we refer to in this Form 10-K as Roche Diagnostics, and licensed to us;

•	polymerase chain reaction technology developed by Roche Diagnostics and licensed to us for use in several specified markets, including the human and animal in vitro diagnostics markets, which we refer to in this Form 10-K as PCR technology; and

•	multi/unit dose cartridge technology for packaging reagents in a ready-to-use format that remains stable at room temperature.

In addition, we have rights to a unique vaccine candidate for Neisseria meningitidis serogroup B, which causes meningitis; to candidates for a GBS Type II and Type V vaccine and a GBM vaccine; and to commercialize products for possible use in the prevention, diagnosis and treatment of all chlamydial infections, including the disease, chlamydia, caused by the bacterium, Chlamydia trachomatis.

ECL Technology

ECL technology is based on electrochemiluminescence that is protected by patents in the United States and internationally. ECL technology permits the detection and measurement of a biological or chemical substance within a given sample. It works by labeling the targeted substance within a sample using a compound and binding the newly labeled substance to magnetizable beads. The beads can then be separated from the rest of the sample using a magnet. When this newly labeled substance is stimulated, the label emits light at a particular wavelength.

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

ECL technology is well established in the market, evidenced by the fact that our licensees have developed multiple product lines based on ECL technology and through 2003 had sold or placed over 10,000 systems with customers worldwide which generate over $500 million in annual sales. Substantially all of these sales and placements have been made by Roche, one of the world’s leading providers of clinical diagnostic products, which has a worldwide, non-exclusive, royalty-free license for our ECL technology for use with certain defined systems and immunoassay methods for the clinical diagnostics market. There can be no assurance that we will succeed in profitably developing, marketing and selling products based on ECL technology.

Improvements from Roche

As part of the merger and related transactions, we acquired from Roche Diagnostics and its affiliates an irrevocable, worldwide, non-exclusive, fully-paid, royalty-free, perpetual license under certain patents covering technologies based on:

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

The PCR license agreements obtained by us from Roche Diagnostics and its affiliates will allow us to develop nucleic acid tests for several specified markets, including the human and animal in vitro diagnostics markets. We believe that nucleic acid tests are currently one of the fastest growing segments of the clinical diagnostics market and would complement our immunodiagnostic product line. We do not currently sell any product based on the PCR technology licensed from Roche. For more information about the license fee and royalty payments in connection with the PCR license agreements, see “ITEM 8 — Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1.”

Multi/Unit Dose Cartridge Technology

We have a unique technology utilizing a disposable, multiple dose or unit dose cartridge that we expect will be inexpensive to manufacture and contains all the reagents necessary to perform several different immunoassays on a single sample of blood from a patient. These reagents will be packaged so that they remain stable at room temperature for several months. This method of packaging reagents differs from the typical method of packaging reagents in a container that holds reagents for 100 to 200 tests for a single type of immunoassay and usually must be refrigerated. We have demonstrated that the test results using the multi/unit dose cartridge are accurate and consistent with the results obtained using conventional instruments and kits used in central hospital laboratories. We believe the ease of use, room temperature stability, accuracy and consistency of test results associated with this technology are important features for use in clinical point-of-care sites and biodefense applications.

Vaccines

We have entered into an exclusive option agreement with CHRCO for exclusive patent rights to a unique vaccine candidate for Neisseria meningitidis serogroup B, which causes meningitis. We believe that the availability of an effective vaccine that would prevent meningococcal serogroup B, for use by various population groups, could meet a significant unmet medical need.

We have also entered into an agreement with the NRC for a license to patent rights to candidates for a GBS Type II and Type V vaccine and a GBM vaccine. Under the agreement with the NRC, we acquired worldwide, exclusive rights to commercialize products for possible use in the prevention, diagnosis and treatment of disease caused by GBS, a leading cause of sepsis, pneumonia, and meningitis among newborns. We received similar worldwide rights, with the exclusion of Canada, to NRC’s GBM vaccine technologies.

Recently, we entered into an option agreement with the University of Massachusetts at Amherst (UMA) for exclusive patent rights to a unique vaccine candidate for Chlamydia, the most frequently reported infectious disease in the United States. Under the agreement with UMA, the Company acquired a first option for exclusive rights to commercialize products for possible use in the prevention, diagnosis and treatment of all chlamydial infections, including the disease, chlamydia, caused by the bacterium, Chlamydia trachomatis.

Products and Markets Using Our Technology

The following table summarizes the range of products that we have licensed, developed or are developing. We expect that our future products will incorporate other technology, which may include the improvements from Roche, PCR technology and multi/unit dose cartridge technology.

BioVeris Products	Customer Application	Market	Status
Diagnostics

M-SERIES (Clinical analyzer and clinical diagnostic tests)	Screen, monitor and diagnose medical conditions	Clinical	Development

BioVeris™ Detection System and Reagents	Detection of bacteria, viruses and toxins	Biodefense	Product sales

	Drug discovery and development	Life science	Product sales

M-SERIES (M384 Analyzer and Reagents)	Drug discovery and development	Life science	Product sales

M-SERIES (M1M Analyzers)	Drug discovery and development	Life science	Product sales

	Detection of food and beverage contaminants and bacteria, viruses and toxins	Biodefense	Product sales

Test Panel for BioVeris™ Detection System	Detection of food and beverage contaminants	Industrial	Product sales

Cell Culture Reagents	Biological research	Life science	Product sales

Vaccines

Neisseria meningitides serogroup B	Preventative medicine	Vaccine	Pre-clinical research

Group B streptococcus Type II and Type V	Preventative medicine	Vaccine	Pre-clinical research

Group B meningococcus	Preventative medicine	Vaccine	Pre-clinical research

Chlamydia	Preventative medicine	Vaccine	Pre-clinical research

The following table summarizes the range of products that our licensees have developed using our ECL technology. In general, we will receive royalties or other payments as a result of product sales by our licensees other than Roche. For a description of the commercial arrangements and license agreements that we have with our licensees see “Business-Collaborations and License Arrangements.”

Licensee Products	Customer Application	Market	Status	Licensee
Elecsys 2010/1010/ ECL module of E170	Screen, monitor and diagnose medical conditions	Clinical	Product sales	Roche

NucliSens/NASBA QR	Screen, monitor and diagnose medical conditions	Clinical	Product sales	bioMérieux

	Screen, monitor and diagnose medical conditions	Life science	Product sales	bioMérieux

Picolumi	Screen, monitor and diagnose medical conditions	Clinical	Product sales	Eisai (Japan)

Sector product line	Drug discovery and development	Life science	Product sales	MSD

Our Products and Markets

Clinical Diagnostics

We plan to manufacture and sell products utilizing our technologies for the clinical in vitro diagnostics market either ourselves or through additional licensees. In vitro diagnostic testing, which is the process of analyzing blood, urine and other samples to screen for, monitor and diagnose diseases and other medical conditions or to determine the chemical and microbiological constituents of the samples is one type of testing used by the clinical diagnostics market. We believe that ECL technology is ideally suited for the blood-based immunodiagnostic and nucleic acid testing segments of the clinical diagnostics market. Clinical diagnostic testing is performed in many locations, including testing by clinical reference laboratories, central hospital laboratories, and blood banks, as well as testing at clinical point-of-care sites. Our products for the clinical in vitro diagnostics market will generally require approval or clearance by the FDA prior to the marketing of the products, which we will seek in the appropriate stage of product development. There can be no assurance that such approval will be obtained. See “ITEM 1 — Business — Government Regulation — Clinical Diagnostic Products” for a more detailed description of the government regulations to which we are subject in connection with products for the clinical in vitro diagnostics market.

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

Diagnostic testing of an individual’s immune status will provide information about a person’s susceptibility to infectious diseases including diseases for which vaccines exist or are being developed. In addition, the establishment of a database on immune status and vaccination history may assist in identifying certain population groups, such as school children, college students, military personnel and the elderly, which are at risk for diseases such as pneumonia and meningitis that can be prevented by vaccination. We expect to be able to offer unique and proprietary diagnostic test panels that would assess an individual’s personal immune status and establish a database for individuals in various population groups. Such products and services should support initiatives such as the strategic plan of the Centers for Disease Control, which is developing an immunization registry and the recent Health Information Technology Initiative of the U.S. Department of Health and Human Services.

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

Non-Clinical Diagnostics

Biodefense. We are commercializing products in the emerging market segment for biodefense, which involves the detection of bacteria, viruses and toxins that may pose a military or public health threat, as well as for the detection of foodborne and waterborne disease causing pathogens. Our currently available instruments include the BioVeris Detection System™ and the M-SERIES M1R and M1M instruments. We believe there will be an increasing opportunity to use our products as a biodefense tool in commercial, governmental and military organizations around the world, as well as in public health, due to the early adoption of our products by key decision makers. We expect that our nonclinical products for biodefense will generally not require the approval of a U.S. government agency prior to marketing of the products in the United States. See “ITEM 1 — Business — Government Regulation — Biodefense and Industrial Testing Products” for a more detailed description of the government regulations to which we are subject in connection with our biodefense products.

U.S. Army scientists at Fort Detrick and the Edgewood Chemical Biological Center (ECBC) have developed ECL technology-based biological tests designed to measure specific agents and toxins in environmental samples. We have a contract with the DOD pursuant to which the DOD may purchase these tests from us. Under the contract, the DOD may, at its option, make purchases of up to $23.0 million over a period of up to 48 months through June 2007. As of March 31, 2005, the DOD had purchased approximately $7.8 million of products under the contract. The tests are used by various laboratories and field sites of the DOD, as well as other U.S. government agencies. For risks related to our contracts with the government see “ITEM 1 — Risk Factors — Risks Relating to Regulation and Government Contracts.”

In June 2004, we introduced for sale our new M-SERIES M1M Analyzer which is designed to function in demanding field environments, as well as in the laboratory. The M1M is an automated analyzer designed for use with our BioVerify™ test kits for the detection of botulinum neurotoxins, anthrax, ricin, and staphylococcal enterotoxins A and B, among others. The system has easy-to-use sample handling and can detect biological agents quickly and with high sensitivity. System software reports positive or negative results automatically in a standard format. The M1M Analyzer was built with specification and configuration inputs from our customers and is designed to meet the needs of field, mobile and centralized laboratories. We also introduced the M-SERIES M1M Analyzer for use by first responders, such as trauma centers, emergency medical workers, firefighters and police.

The Automated Biological Agent Testing System (ABATS) program at the ECBC, Aberdeen Proving Ground, in conjunction with us and Beckman Coulter, has integrated an M-SERIES instrument system with Beckman Coulter’s SAGIAN™ and Biomek® FX lab automation systems to automate sample preparation and plate handling for ECL technology-based immunoassays. This program is designed for high throughput detection of biological agents and incorporates reagents that are being manufactured by us. In 2004, the ABATS was transferred to Stations of Robotic Monitoring (STORM), a mobile, high-throughput laboratory that can be deployed rapidly to the scene of an accident or terrorist event.

We expect to continue to work with commercial and U.S. governmental agencies to expand the use of ECL technology-based products in a variety of homeland security and biodefense initiatives, including the development of reagents for the detection of biological agents, such as anthrax, staphylococcus enterotoxin B and botulinum, or toxins in environmental samples.

We are also engaged in initiatives for product development for this market, including:

•	the Cooperative Research and Development Agreement with the U.S. Army Medical Research Institute of Infectious Diseases for the development of tests for the detection of biological toxins;

•	the Cooperative Research and Development Agreement with Brooke Army Medical Center for the development of tests for the detection of clinical markers of disease; and

•	continued integration of ECL technology into the Air Force biological testing program.

Certain of our U.S. government contracts contain provisions that grant to the U.S. government a non-exclusive, non-transferable, irrevocable, paid-up license to use inventions made by us in the course of performing such contracts, or have such inventions used by or on behalf of the U.S. government, for research or other government purposes. See “ITEM 1 — Risk Factors — Risks Relating to Regulation and Government Contracts.”

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

We expect that our products for industrial testing will generally not require the approval of a government agency prior to marketing of the products in the United States. See “ITEM 1 — Business — Government Regulation — Biodefense and Industrial Testing Products” for a more detailed description of the government regulations to which we are subject in connection with our products for industrial testing.

Life Science. We provide products and services for the discovery and development of new drugs to the life science market. Our product development and marketing efforts center on two M-SERIES instruments — the M384 and the M1M instruments — each of which build on the ECL technology-based applications provided by the M-SERIES systems and the BIOVERIS Detection System.

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

Immunogenicity testing is performed by pharmaceutical and biotechnology companies in order to characterize the ability of protein-based therapeutics to stimulate an immune response. We have recently introduced proprietary products for immunogenicity testing. Antibodies that result from an immune response to a protein-based drug can reduce its efficacy and cause significant side effects, such as allergic reactions. Because of serious side effects that have been reported over the last year, it has become increasingly necessary to determine if an immune response to protein-based drugs develops in patients by screening for the presence of antibodies, confirming their specificity, characterizing the type of antibodies present and determining whether they interfere with binding events. Immunogenicity testing is done during pre-clinical studies and may continue through the clinical trials required for regulatory approval. In some cases the FDA requires additional testing after a drug has been approved. Our M-SERIES product line for the life science market is believed to be ideally suited to perform immunogenicity testing by measuring low affinity antibodies with high sensitivity, all in the presence of the highly concentrated drug.

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

While continuing to support our existing bio-pharmaceutical and academic customers, we may selectively pursue other commercial opportunities in the life science or other markets in support of our overall corporate strategy. Our products that will be sold only for research use in the life science market generally do not require the approval of a government agency prior to marketing of the products in the United States. See “ITEM 1 — Business — Government Regulation — Life Science Research Products” for a more detailed description of the government regulations to which we are subject in connection with our products for the life science market.

Vaccines

We have expanded our business model to target the fields of vaccines. In conjunction with our efforts to determine an individual’s personal immune status through a unique diagnostic test panel, we have entered into an exclusive option agreement with CHRCO for exclusive patent rights to a unique vaccine candidate for Neisseria meningitidis serogroup B, which causes meningitis.

Meningococcal disease is a bacterial infection that strikes approximately 1.2 million people worldwide each year, causing meningitis or sepsis in the majority of cases. Approximately 10 percent of the individuals who contract meningococcal disease will die. Of the survivors, up to 20 percent suffer long-term permanent disabilities such as hearing loss, brain damage and limb amputations. Meningococcal disease often begins with symptoms that can be mistaken for common viral illnesses, such as the flu. It can progress very rapidly and kill an otherwise healthy young person in 48 hours or less. Communitywide outbreaks of meningococcal disease can persist for several months and controlling them remains a major challenge in public health. Currently, there is no effective vaccine available against disease caused by meningococcal serogroup B, which is responsible for one-third of meningococcal disease in the United States and up to 70 percent in Europe and Canada. The availability of an effective vaccine that would prevent meningococcal serogroup B for use by various population groups is expected to be in high demand for both mass immunization and catch-up vaccination programs.

We have also entered into an agreement with the NRC for a license to patent rights to candidates for a GBS Type II and Type V vaccine and a GBM vaccine. Under the agreement with the NRC, we acquired worldwide, exclusive rights to commercialize products for possible use in the prevention, diagnosis and treatment of disease caused by GBS, a leading cause of sepsis, pneumonia, and meningitis among newborns. We received similar worldwide rights, with the exclusion of Canada, to NRC’s GBM vaccine technologies for the prevention of meningococcal B meningitis and sepsis.

Approximately 25 percent of pregnant women are carriers for GBS and the newborn infection is predominantly transmitted from mother to baby during labor. Although antibiotic intervention has been used during labor to reduce the rate of disease, the incidence of GBS early-onset disease remains at 0.5 per 1000 live births, and the incidence of late-onset disease remains at 0.3 per 1000, with an overall mortality rate of approximately 4 percent. In addition, GBS accounts for 4 to 7 cases of serious disease per 100,000 non-pregnant adults, with a mortality rate of approximately 20 percent. As a result, the Centers for Disease Control have stated that “intrapartum chemoprophylaxis is not a permanent or comprehensive strategy for GBS disease prevention,” and that “further work on GBS vaccine development is warranted.”

The meningococcal B vaccine technology developed by the NRC broadens the technology provided under our option to license exclusive patent rights to a unique vaccine candidate for Neisseria meningitidis serogroup B from CHRCO. We now have access to a broad use of the meningococcal B polysaccharide compositions for vaccine development.

Recently, we entered into an option agreement with UMA for exclusive patent rights to a unique vaccine candidate for Chlamydia, the most frequently reported infectious disease in the United States. Under the agreement with UMA, the Company acquired a first option for exclusive rights to commercialize products for possible use in the prevention, diagnosis and treatment of all chlamydial infections, including the disease, chlamydia, caused by the bacterium, Chlamydia trachomatis.

Chlamydia is a sexually transmitted disease caused by Chlamydia trachomatis. According to the Centers for Disease Control and Prevention, Chlamydia is the most frequently reported infectious disease in the U.S., with estimates of nearly 3 million cases annually, resulting in a total healthcare cost, estimated by the Institute of Medicine, of more than $2 billion. Although antibiotic therapy is available, chlamydia is a “silent” disease, showing no symptoms in three quarters of infected women and half of infected men. If left untreated in women, 40% of the infections will cause pelvic inflammatory disease with permanent damage, resulting in chronic pain, infertility and potentially fatal ectopic pregnancy. Infected pregnant women may transmit the infection to the eyes and respiratory tracts of their newborn, resulting in pneumonia and conjunctivitis. It has been estimated that by age 30, half of all sexually active women have been infected. Screening is recommended annually for all sexually active women under 26 years of age, as well as older women with certain risk factors and all pregnant women.

There is no vaccine currently available to protect against Chlamydia. The UMA vaccine technology would be expected to cover all chlamydial infections, including those caused by Chlamydia psittaci, which often results in pneumonia and endocarditis in humans, and Chlamydia pneumoniae, which is responsible for some pneumonia, bronchitis, pharyngitis, laryngitis, and sinusitis. In addition, C. pneumoniae infections have been implicated by some investigators to be associated with atherosclerotic vascular disease, Alzheimer’s disease, asthma, and reactive arthritis.

It is our intention to continue to license rights to or acquire certain vaccine candidates.

Collaborations and License Arrangements

We expect to explore and negotiate collaborative business arrangements to accelerate the research, development, manufacture and marketing of ECL technology-based products and vaccines. In addition, we have license arrangements with Roche Diagnostics, bioMérieux, Eisai and MSD.

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

bioMérieux

bioMérieux, Inc. or bioMérieux, has a license from us for the development and worldwide development, use, manufacture and sale of ECL technology-based nucleic acid test systems on a co-exclusive basis for certain segments of the clinical diagnostics market and on a non-exclusive basis for certain segments of the life science market. bioMérieux specializes in products for central hospital laboratories and blood banks and has incorporated its proprietary nucleic acid sequence-based amplification technology and ECL technology into its NucliSens line of diagnostic virology products, which are marketed with test kits for the detection of HIV-1 RNA and CMV (cytomegalovirus). The agreement with bioMérieux extends until the expiration of the patents we license to bioMérieux, and we receive royalty payments from bioMérieux on the relevant product sales by bioMérieux.

Eisai

Eisai Co., Ltd., or Eisai, a leading Japanese pharmaceutical company, has a license to manufacture and market a class of ECL technology-based diagnostic systems for the clinical diagnostics market in Japan on a non-exclusive basis. Eisai introduced its first ECL-based product under the trade name Picolumi in 1997. We receive royalties on the relevant product sales by Eisai. The agreement with Eisai extends until the later of May 2010, or the expiration of the patents we license to Eisai. Eisai is obligated to make royalty payments to us at a reduced royalty rate for a period of seven years after expiration of the agreement.

MSD

As part of the merger and related transactions, we assumed IGEN’s interest in MSD, a joint venture formed in 1995 by IGEN and MST, which is a company established and wholly-owned by Mr. Jacob Wohlstadter, a son of our chief executive officer. An independent committee of IGEN’s board of directors, with the advice of independent advisors and counsel, negotiated and approved the MSD agreements.

MSD develops, manufactures, markets and sells products utilizing a combination of MST’s multi-array technology and our ECL technology. MSD’s Sector line of instrumentation is used in drug discovery for high throughput screening, high content screening, multiplexing and target validation. MSD also manufactures and markets a line of its own reagents, assays and plates that are used on these systems. During the period from January 1, 2004 through December 13, 2004 (the date of the sale of our interests in MSD), MSD had revenues of $12.3 million and a net loss of $17.7 million.

The joint venture agreement among MSD, MST and us, which we refer to in the Form 10-K as the MSD joint venture agreement, expired upon completion of the merger and related transactions. As a result, MSD and MST had the right to purchase our interests in MSD and pursuant to the settlement agreement we entered into with MSD, MST and Jacob Wohlstadter in August 2004, which is referred to in this Form 10-K as the settlement, on December 13, 2004 MST purchased our interests in MSD. For a more complete description of this purchase and the MSD agreements, see “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “ITEM 8 — Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements — Note 3.” See “ITEM 3 — Legal Proceedings” for a description of litigation and the related settlement with MSD.

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

We own approximately 83 issued U.S. patents, and own or have exclusively licensed approximately 32 pending U.S. patent applications in the diagnostics field. Additionally, we own or have exclusively licensed approximately 165 granted foreign patents and approximately 88 pending foreign patent applications in the diagnostics field. These patents and patent applications are important to our business and cover various aspects of ECL technology and products, as well as the methods for their production and use.

The pending patent applications in the diagnostics field may not be granted and others may challenge our patents. Certain ECL patents will begin to expire in 2006; however, patent coverage for certain key aspects of our ECL technology will continue through 2022. We plan to continue to protect our technology with new patent filings, which could further extend our patent coverage.

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

International sales of products by us and our licensees will also be subject to a significant degree of government regulation, including export regulations, international standards (such as those set by the International Organization for Standards), European Union directives and other country-specific rules and regulations. For example, many countries, directly or indirectly through reimbursement limitations, control the cost of most clinical diagnostic products. Furthermore, many developing countries limit the importation of raw materials and finished products. International regulations may also have an impact on U.S. regulations. In addition, the FDA, the Commerce Department or the State Department regulate the export of products from the United States.

Biodefense and Industrial Testing Products

Our biodefense products are subject to stringent Federal, state, local and foreign laws, regulations and policies governing their manufacture, storage, sale, distribution and export. In addition, the U.S. government has adopted, and is expected to continue to adopt, laws, regulations and rules governing the research, development, procurement and handling of pathogens that may be used in a bioterrorist attack or other agents that may cause a public health emergency and to permit government inspection and oversight of facilities engaged in the research, development, manufacture or sale of select agents. Under several statutes recently enacted, the Department of Homeland Security, the FDA, the Department of Commerce and various other regulatory authorities have been charged with establishing and implementing programs designed to enhance the security of food and water supplies, as well as the environment, from terrorist attacks. These legislative initiatives include recordkeeping, registration, notification, import, export, manufacturing and various other compliance measures. This is a rapidly evolving regulatory landscape and many of the possible rules and regulations have not yet been proposed or adopted. We may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may have a material adverse effect upon our ability to do business.

Life Science Research Products

Our products that will be sold for life science research use only, including the M-SERIES instruments used in the life science market, must be properly labeled as “for research use only - not for use in diagnostic procedures”, as required by the FDA, but do not generally require FDA approval prior to marketing. Research does not include clinical investigations and is narrowly defined by the FDA to apply to the early development of product concepts. The FDA has begun to impose new distribution requirements and procedures on companies selling research use only products, such as the requirement that the seller receive specified certifications from its customers as to the customers’ intended use of the product. We expect that the FDA will develop additional restrictions of this nature some of which may adversely affect us.

Clinical Diagnostic Products

The FDA and other Federal, state, local, and foreign governmental authorities, regulate, among other things, the development, clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices, including products intended for clinical diagnostic purposes. The FDA imposes specific requirements on the conduct of clinical studies and requires approval of the study by an institutional review board and, in some cases, by the FDA, depending upon the product and its use. Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a section 510(k) pre-market notification or approval through a pre-market approval application. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time-consuming.

Our clinical diagnostic products and the clinical diagnostic products of our licensees will be regulated as medical devices. Significant difficulties or costs may be encountered to obtain FDA clearances or approvals and that could delay or preclude us or our licensees from marketing products for clinical diagnostic purposes. Furthermore, the FDA may request additional data following the original submission. Delays imposed by the governmental review process may materially reduce the period during which our or our licensees will have the exclusive right to exploit our products or technologies.

The FDA will clear a device under section 510(k) if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed class I or II medical device, or to a class III medical device for which the FDA has not yet called for a pre-market approval application. Commercial distribution can begin only after the FDA issues an order that the device is substantially equivalent to a device that is legally marketed and not subject to a pre-market approval requirement. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, in which case a pre-market approval will be required to market the device, unless additional information can be submitted to support a substantial equivalence determination, or the FDA, pursuant to a timely request, makes a risk-based determination that a device that is not a substantially equivalent device can be classified into class I or II. An FDA request for additional data could require that clinical studies of the device’s safety and effectiveness be performed. Clearance, if obtained, may be conditioned on labeling restrictions or conducting a lengthy post-market surveillance study.

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

The regulations establish numerous requirements applicable to clinical diagnostics. Under these regulations, the specific requirements that a laboratory must meet depend upon the complexity of the tests performed by the laboratory. Under the clinical laboratory improvement regulations, all laboratories performing moderately complex or highly complex tests will be required to comply with stringent standards and requirements. Because the regulations’ interpretation is uncertain, it is possible that certain of our licensees’ products may be categorized as highly complex tests, in which case penetration of the point-of-care market would be reduced because not all laboratories would meet the standards required to conduct such tests. In addition, future changes in regulations or interpretations made by the U.S. Department of Health and Human Services, FDA, Centers for Medicare & Medicaid Services or other regulatory bodies may adversely affect us and our licensees.

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

Vaccines

In the U.S., our potential vaccine products are primarily regulated under Federal law and are subject to rigorous FDA approval procedures. No product can be marketed in the U.S. until an appropriate application is approved by the FDA. The FDA applies the approval procedures on a product-by-product basis and typically requires, among other things, an extensive three-phase human clinical testing program. In Phase I, studies are conducted with a relatively small number of subjects to begin to assess the safety of the product. In Phase II, the product is evaluated in a larger group of subjects to begin to assess efficacy and appropriate dosing. Phase III studies are conducted in the target population with a number of subjects that is large enough to provide sufficient data to establish statistically the safety and efficacy of the product. The FDA approves products to treat specified medical conditions or disorders. Further studies would be required to market the product for other uses. The FDA must inspect and approve all facilities used to manufacture, fill, test and distribute biologic products. If any change in manufacturing facilities or processes occurs after FDA approval, additional regulatory review and possibly additional clinical studies may be required.

Approval procedures in Europe are comparable to those in the U.S. In 1995, the European Union established a centralized procedure for approval of products derived from the use of high technology/biotechnology processes. This procedure leads to the grant of a single license for the entire European Union. The European Union has also adopted a decentralized procedure under which a license granted in one member state is mutually recognized by the other member states recognizing the original license. This procedure is replacing independent national licensing of products in the European Union. In addition, products must receive country pricing approvals in some territories before they can be marketed in that country.

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

During the years ended March 31, 2005, 2004, and 2003, agencies of the U.S. government accounted for 27%, 22% and 26% of total revenue, respectively, and 39% and 26% of total consolidated accounts receivable as of March 31, 2005 and 2004, respectively.

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

Reimbursement

Third-party payors, such as governmental programs and private insurance plans, can indirectly affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. In recent years, healthcare costs have risen substantially, and third-party payors have come under increasing pressure to reduce such costs. In this regard, the Federal government, in an effort to reduce healthcare costs, may take actions that may involve reductions in reimbursement rates. If the reimbursement amounts for diagnostic testing services are decreased in the future, it may decrease the amount which physicians, clinical laboratories and hospitals are able to charge patients for such services and consequently the price we and our collaborators will be able to charge for products.

Seasonal Aspects, Backlog and Renegotiation

There are no significant seasonal aspects to our business. Orders for our products are generally filled on a current basis, and order backlog is not material to our business. A material portion of our business is subject to contracts that may be terminated at the election of the government.

In the event our biodefense business expands, the portion of our business subject to contracts that may be terminated at the election of the government is likely to expand. For a further description of risks related to our contracts with the government, see “ITEM 1 — Risk Factors — Risks Relating to Regulation and Government Contracts.”

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

We expect to compete with a number of domestic and international companies, including Roche, Johnson & Johnson, Abbott Laboratories, Bayer, Biosite Incorporated and Dade Behring, Inc. Many of our competitors now have and in the future may continue to have access to greater resources than we do and, therefore, may be better equipped than we are to develop, manufacture, market and sell their products. These companies may develop and introduce products and processes competitive with or superior to ours. In addition, we will directly compete against our current and future licensees, including bioMérieux, Roche and MSD.

Manufacturing

Our current commercial manufacturing operations consist of the manufacture of the M-SERIES family of products and reagents, biodefense and industrial testing products, and cell culture research biologicals. We operate a qualified ISO 9001 facility. We use a variety of suppliers and believe that we do not depend on any supplier that cannot be replaced in the ordinary course of business. Any changes in source of supply may require additional engineering or technical development, with costs and delays that could be significant, to ensure consistent and acceptable performance of the products.

We do not manufacture any clinical diagnostic products. We are presently evaluating plans for future manufacturing of our clinical diagnostic products. These plans may include direct and third-party manufacturing.

See “ITEM 1 — Business — Risk Factors — Risks Relating to Us and Our Business — We have limited manufacturing experience, which puts us at a competitive disadvantage and could have a material adverse effect on our business, financial condition and revenue,” “ITEM 1 — Business — Risk Factors - Risks Relating to Us and Our Business — We have limited manufacturing facilities for our products and we may not find additional facilities suitable for future growth, which could materially adversely affect our business and prospects” and “ITEM 1 — Business — Risk Factors — Risks Relating to Us and Our Business — We depend on a limited number of suppliers for materials used in the manufacturing of our products, and any interruption in the supply of those materials could hamper our ability to manufacture products and meet customer orders.”

Sales and Marketing

We maintain a direct sales and marketing group in the United States and Europe that consists of approximately 34 people. Our direct sales group focuses on sales of the M-SERIES family of products and the BIOVERIS™ Detection System, together with reagents and services, to various government agencies in the biodefense market, food and beverage producers and contract testing laboratories in the industrial market and other potential customers in the life science market.

In addition to our direct and indirect sales and marketing efforts, our licensees and collaborators also conduct sales and marketing of our products. See “ITEM 1 — Business-Collaborations and License Arrangements.”

We are evaluating plans for the marketing and sale of our products currently in development. We may seek to market and sell a portion of our products indirectly through distributors who sell products that complement our products.

Human Resources

As of May 31, 2005, we and our subsidiaries employed 221 individuals, of whom 157 were engaged in research, product development, manufacturing and operations support, and 64 in marketing, sales and applications support and general administration. Of our employees, 23 have Ph.D. degrees. None of our employees is covered by a collective bargaining agreement, and management considers relations with its employees to be satisfactory.

Operating Segment

We currently operate in one business segment. We are currently engaged in the development, manufacturing and marketing of products for the detection and measurement of biological and chemical substances. Information related to this segment is incorporated herein by reference to “ITEM 8 — Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10.”

Geographic Segments

Financial information about geographic segments is incorporated herein by reference to “ITEM 8 — Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements-Note 10.”

Executive Officers of BioVeris Corporation

The names and ages of all executive officers at May 31, 2005 and their respective positions and offices with us are set forth below.

Name	Age	Position
Samuel J. Wohlstadter	63	Chairman, Chief Executive Officer and Director
Richard J. Massey	58	President, Chief Operating Officer and Director
George V. Migausky	50	Vice President, Chief Financial Officer, Secretary

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

George V. Migausky has served as our Vice President and Chief Financial Officer since September 2003. From 1985 until the completion of IGEN’s merger with Roche, he was IGEN’s Vice President and Chief Financial Officer. Between 1985 and 1992, in addition to serving as IGEN’s Chief Financial Officer on a part-time basis, Mr. Migausky also served as financial advisor to several other privately held companies. Prior to joining IGEN in 1985, he spent nine years in financial management and public accounting positions, most recently as a Manager with the High Technology Group of Deloitte & Touche.

Forward-Looking Information and Risk Factors That May Affect Future Results

Risks Relating to Us and Our Business

OUR BUSINESS HAS A HISTORY OF LOSSES AND WE WILL HAVE FUTURE LOSSES AND NEGATIVE CASH FLOW.

We incurred net losses of $77.6 million, $93.3 million and $50.9 million for the years ended March 31, 2005, 2004 and 2003, respectively. We expect to continue to incur operating losses and negative cash flow as a result of our expenses for manufacturing, marketing and sales capabilities, research and product development, and general and administrative costs.

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

In addition, we have licensed certain PCR technology from Roche that we plan to integrate into certain of our new instrument systems. Although we do not currently sell any product based on the PCR technology licensed from Roche, any products that we may develop using PCR technology will be also subject to the risks of failure inherent in the development of products based on new technologies as described above.

We have recorded a net book value for the PCR licenses of $17.3 million at March 31, 2005. If we are unable to successfully develop any products using PCR technology because such PCR technology has become obsolete or the future cash flows attributable to products using PCR technology are insufficient to realize the remaining carrying value of the license, we would be required to write off the remaining net book value or record an impairment of the value of the PCR license. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO BE VOLATILE.

Our quarterly operating results will depend upon:

•	the volume and timing of orders and product deliveries for biodefense products, M-SERIES systems or other products, which are based on our customers’ requirements that may vary over time;

•	the success of M-SERIES system upgrades and enhancements and customer acceptance of those enhancements and upgrades;

•	costs incurred related to expansion into the field of vaccines;

•	the amount of revenues recognized from royalties and other contract revenues, which revenues are dependent upon the efforts of our licensees and collaborators;

•	whether our instruments are sold or leased to customers, which will affect the timing of the recognition of revenue from the sale or lease;

•	the timing of our introduction of new products, which could involve increased expenses associated with product development and marketing;

•	the volume and timing of product returns and warranty claims, which, if products are returned or have warranty claims that are unexpected, may involve increased costs in excess of amounts reserved for returns or claims;

•	our competitors’ introduction of new products, which may affect the purchase decision of or timing of orders by our customers and prospective customers while the competitors’ product is assessed;

•	the amount of expenses we incur in connection with the operation of our business, including

•	research and development costs, which increases or decreases based on the products in development; and

•	sales and marketing costs, which are based on product launches or promotions and sales incentives that might be in effect from time to time;

•	the amount that we may record related to the potential impairment of the license to use PCR technology;

•	amounts received from MSD as payment for the purchase of our interests in MSD and the related accretion of income on the note receivable from MSD;

•	unexpected termination of government contracts or orders, which could result in decreased sales and increased costs due to excess capacity, inventory, personnel and other expenses; and

•	additional costs which we may incur as we explore new health care opportunities, including costs for acquisitions of technologies, facilities and personnel.

These factors may cause our quarterly operating results to fluctuate significantly, which in turn, may cause our stock price to be volatile. In addition, because our revenues and operating results are expected to be volatile and difficult to predict, we believe that period-to-period comparisons of our results of operations are not a reliable indication of our future performance.

IF WE ARE UNABLE TO ESTABLISH NEW COLLABORATIONS, OR ANY COLLABORATIONS WE ESTABLISH DO NOT RESULT IN THE SUCCESSFUL INTRODUCTION OR MARKETING OF NEW PRODUCTS BASED ON OUR TECHNOLOGY, OUR GROWTH MAY BE SLOWED AND OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

One aspect of our strategy is to enter into collaborative relationships with established healthcare and other companies to assist us in developing our technologies or manufacturing or marketing our products for certain markets. We may not be able to enter into collaborations on terms that are favorable to us, if at all. In addition, we cannot assure you that third parties, including our licensees, suppliers or others will not object to possible new collaborations. See “ITEM 1 — Business — Risk Factors — Risks Relating to Us and Our Business — We and MSD may have different views of the scope of the exclusive license to our technology previously granted to MSD and the scope of MSD’s rights under the former joint venture agreement with us, which could affect our ability to expand our business directly or through collaborations.”

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

Until February 13, 2004, our assets and businesses had historically been owned, operated and fully integrated with IGEN. Our accompanying consolidated financial statements for fiscal years 2004 and 2003 have been prepared and are presented as if we had been operating as a separate entity. In order to fairly present our operating results, these financial statements reflect the application of certain estimates and allocations. Our consolidated statements of operations for fiscal 2004 and 2003 include all revenues and costs that are directly attributable to our businesses, as well as certain expenses of IGEN that have been allocated to us using various assumptions. These expenses include an allocated share of general and administrative salaries as well as certain other shared costs (primarily facility, human resources, legal, accounting and other administrative costs) which were allocated based upon percentage of total revenue or percentage of total headcount, as appropriate. While management believes that the allocation methodologies are reasonable and appropriate, different allocation methodologies would result in changes to our operating results.

Upon completion of the merger and related transactions between Roche and IGEN, we became an independent, publicly-traded company and operate on a stand-alone basis. The financial information in the accompanying consolidated financial statements for fiscal 2004 and 2003 may not reflect our financial position, results of operations and cash flows in the future or what they would have been had we been operating as a stand-alone entity in the past.

WE MAY CHANGE THE FOCUS OF OUR BUSINESS OR ENTER INTO NEW HEALTHCARE FIELDS, WHICH COULD RESULT IN THE INCURRENCE OF ADDITIONAL COSTS AND EXPOSURE TO ADDITIONAL OR DIFFERENT BUSINESS RISKS.

We have broad discretion in determining the future strategy and focus of our business and may enter new healthcare fields in which we have limited or no experience. During fiscal 2005, we expanded our business model to target the field of vaccines. A significant change in the focus of our business could result in a loss of our investment, the incurrence of additional costs, including research and development costs, and exposure to additional or different business risks. Incurrence of additional costs and exposure to additional risks could materially adversely affect our business.

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

The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends as well as precise technological execution. We may experience design, development, implementation and other difficulties that could delay or prevent our introduction of new or enhanced products, or products that we may develop, manufacture or market with third parties or affect the performance of existing products, such as those which IGEN experienced with the development of M-SERIES instruments. These difficulties and delays may cause expenses to increase and our product sales to fluctuate. In addition, if we experience design, development or implementation difficulties in developing, manufacturing, distributing or marketing these instruments, we would sell fewer of our products and our business prospects would be adversely affected.

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

VACCINE DEVELOPMENT IS A LONG, EXPENSIVE AND UNCERTAIN PROCESS, AND DELAY OR FAILURE CAN OCCUR AT ANY STAGE OF THE PROCESS.

To develop vaccine candidates, we must provide the FDA and foreign regulatory authorities with clinical data that demonstrate adequate safety and immune response. Statistically significant effectiveness of our vaccine product candidates cannot be demonstrated in humans, but instead be demonstrated, in part, by utilizing animal models before they can be approved for commercial sale. Vaccine development to show adequate evidence of effectiveness in animal models and safety and immune response in humans is a long, expensive and uncertain process, and delay or failure can occur at any stage of our animal studies or clinical trials. Any delay or significant adverse clinical events arising during any of our clinical trials could force us to abandon a vaccine candidate altogether or to conduct additional clinical trials in order to obtain approval from the FDA or foreign regulatory bodies. These development efforts and clinical trials are lengthy and expensive, and the outcome is uncertain. If we are unable to successfully develop our vaccine candidates, our business could suffer.

WE EXPECT TO RELY ON SALES OF THE M-SERIES PRODUCT FAMILY FOR A SIGNIFICANT PORTION OF OUR REVENUES, AND A DECLINE IN SALES OF THESE PRODUCTS COULD CAUSE ADVERSE FINANCIAL RESULTS AND NEGATIVELY AFFECT OUR BUSINESS PROSPECTS.

We expect to derive a significant portion of our revenues from sales of M-SERIES products. Our current and potential life science customers are from the pharmaceutical and biotechnology industries and are subject to risks faced by those industries, including the availability of capital, reduction and delays in research and development expenditures, government regulation and the uncertainty resulting from technological change. In addition, the ongoing consolidation of the pharmaceutical and biotechnology industries could reduce the number of potential customers and they may develop their own competing products or in-house capabilities.

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

MST HAS PURCHASED OUR INTERESTS IN MSD BUT THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE FULL PURCHASE PRICE.

Pursuant to the settlement, MST purchased our entire interests in MSD and is required to pay us the outstanding purchase price over time, plus simple (cumulated, not compounded) interest at the fixed annual rate of 5.5%. The purchase price is payable over time in installments equal to the sum of 5% of MSD net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of our interests in MSD. We received a prepayment credit of $2.0 million against our payment obligations to MSD in connection with the settlement, and therefore the initial installment payments will be applied against this credit and not paid to us in cash.

Because the purchase price is payable only out of a percentage of MSD’s net sales or future financings, our receipt of the purchase price is dependent on MSD’s future performance. In the event sufficient future net sales of MSD or third-party financings do not materialize, we will not receive the full purchase price for our interests in MSD.

We have recorded the net present value of the receivable due to us from the sale of our interests in MSD in the amount of $4.7 million at March 31, 2005. If we do not receive the full purchase price over time, from the sale of our interests in MSD, we would be required to write off the remaining net present value or record an impairment of the value of the receivable. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.

OUR COMPETITORS AND POTENTIAL COMPETITORS MAY HAVE OR DEVELOP DIAGNOSTIC AND VACCINE PRODUCTS AND TECHNOLOGIES THAT ARE MORE ATTRACTIVE THAN OUR EXISTING OR FUTURE DIAGNOSTIC AND VACCINE PRODUCTS.

Our business will be subject to intensive competition from established companies, development stage companies and research and academic institutions, and we expect this competition to intensify. Many of these companies and institutions have one or more competitive advantages over us, including, among other things:

•	more money to invest;

•	more established diagnostic or vaccine products;

•	longer-standing relationships with customers;

•	greater expertise and resources in developing, manufacturing, marketing and selling diagnostic or vaccine products;

•	a larger, more experienced workforce; and

•	more experience in obtaining regulatory approval for clinical testing or vaccine products.

As a result, our competitors may develop, manufacture, market or sell diagnostic or vaccine products that are more effective or commercially attractive than our current or future diagnostic or vaccine products. In addition, these competitors may offer broader product lines, discounts and may have greater name recognition than us. Furthermore, we compete against companies that utilize ECL technology licensed to them by us, including Roche and MSD.

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

WE HAVE NO EXPERIENCE SELLING, MARKETING OR DISTRIBUTING CLINICAL DIAGNOSTIC OR VACCINE PRODUCTS. OUR FAILURE TO ESTABLISH A SALES FORCE WITH TECHNICAL EXPERTISE OR TO ESTABLISH AN EFFECTIVE DISTRIBUTION SYSTEM FOR OUR CLINICAL DIAGNOSTIC OR VACCINE PRODUCTS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS PROSPECTS AND REVENUES.

We need to develop selling, marketing and distribution capabilities for our planned clinical diagnostic and vaccine products. To market clinical diagnostic or vaccine products directly to customers, and not through a licensee or third party distributor or collaborator, we will need to develop a substantial sales force with technical expertise. We will also need to establish a distribution system to support our sales force. Alternatively, we could license or contract with another company to provide sales and distribution services for our products. We may not be able to develop a sufficient sales and distribution force or find a suitable company to fill that role for us, which could materially adversely affect our business prospects and revenues.

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

Roche, through one of its affiliates, has been licensed by us to exploit ECL technology, subject to the limitations of the license agreement. Although the terms of the license agreement were negotiated in an effort to minimize the areas of potential future disputes, there are no assurances that we and Roche will continue to agree on the scope, permitted use and other material terms of the license agreement. Future disputes with Roche over the scope of the license agreement, such as disputes over the field or the types of products that Roche is permitted to develop and sell, might lead to lengthy and costly legal proceedings, which could adversely affect our financial condition and future business prospects.

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

WE INTEND TO DEVELOP PRODUCTS THAT ARE BASED ON PATENTS AND TECHNOLOGY THAT WE HAVE LICENSED FROM OTHERS AND THE OWNERS OF THOSE PATENTS AND TECHNOLOGY MIGHT CLAIM THAT PRODUCTS DEVELOPED OR SOLD BY US VIOLATE THOSE LICENSES. ADDITIONALLY, A THIRD PARTY MIGHT OBJECT TO A LICENSE THAT WE HOLD OR TO THE SCOPE OF THE LICENSE GRANTED TO US.

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

We also license technology from other companies and academic institutions. Because access to this technology is necessary to operate our business, we must be certain that we comply with these license agreements.

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

We depend on vendors to supply key materials that we use in our products. Some of these materials are available only from limited sources. From time to time, suppliers may extend lead time, limit supplies or increase prices due to capacity constraints or other factors. In the event of a reduction in, interruption of, or degradation in, the quality of the supply of any of the materials required by us, or an increase in the cost of obtaining those materials, we would be forced to locate an alternative source of supply. If no alternative source were available or if an alternative source were not available on a timely basis, at a reasonable cost or otherwise on acceptable terms, our ability to manufacture one or more of our products would be delayed or halted.

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

ONGOING COMPLIANCE WITH THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 AND REVISIONS TO ACCOUNTING STANDARDS, FINANCIAL REPORTING AND CORPORATE GOVERNANCE REQUIREMENTS COULD REQUIRE A SIGNIFICANT EXPENDITURE OF OUR TIME AND RESOURCES.

We must follow accounting standards, financial reporting and corporate governance requirements and tax laws set by the governing bodies and lawmakers in the U.S. and other countries where we do business. From time to time, these governing bodies and lawmakers implement new and revised rules and laws. These new and revised accounting standards, financial reporting and corporate governance requirements and tax laws may require changes to our financial statements, the composition of our board of directors, the composition, the responsibility and manner of operation of various board-level committees, the information filed by us with the governing bodies and enforcement of tax laws against us. Implementing changes required by such new standards, requirements or laws likely will require a significant expenditure of time, attention and resources, especially by our senior management. It is impossible to completely predict the impact, if any, on us of future changes to accounting standards, financial reporting and corporate governance requirements and tax laws.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which we refer to in this Form 10-K as SOX, and which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants attesting to and reporting on these assessments. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with SOX. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

OUR ABILITY TO DEVELOP PRODUCTS MAY BE NEGATIVELY AFFECTED BY SOCIAL ISSUES RELATING TO ANIMAL TESTING.

Our research and development activities have occasionally involved, and in the future might involve, limited testing in mice and rats. In addition, testing in the future may involve other animals. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation of such activities and by other means. Our ability to develop products may be negatively affected by a ban on animal testing or by action taken by groups or individuals opposed to these tests.

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

WE MUST OBTAIN FDA CLEARANCE OR APPROVAL TO MARKET OUR CLINICAL DIAGNOSTIC AND VACCINE PRODUCTS, WHICH IS OFTEN COSTLY AND TIME CONSUMING. IF WE DO NOT OBTAIN THE NECESSARY CLEARANCES OR APPROVALS, OUR BUSINESS PROSPECTS WOULD SUFFER.

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of clinical diagnostic products and vaccines are subject to governmental regulation by national and local government agencies in the United States and abroad. The FDA regulates many of the areas in which we conduct our research and in which we are and expect to be developing, manufacturing and marketing products. In particular, we must obtain FDA clearance or approval before we can market clinical diagnostic or vaccine products. The process of obtaining necessary clearances or approvals is often costly, time consuming and uncertain.

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

To obtain permission from the FDA to market clinical diagnostic products in the U.S., we, or the companies we work with, will need to either obtain Section 510(k) pre-market notification clearance or approval of a pre-market approval application from the FDA. To obtain clearance for marketing, we, or the companies we work with, must demonstrate substantial equivalence to a similar legally marketed product by submitting a pre-market notification to the FDA. The FDA may require preclinical and clinical data to support a substantial equivalence determination. Clinical trials for gathering supporting data can take extended periods of time to complete and there can be no assurance that the FDA will find a device substantially equivalent.

If we do not successfully demonstrate substantial equivalence, or if we are required to obtain pre-market approval, we would have to conduct extensive clinical testing of these diagnostic products, which could take years to complete. Extensive testing could involve substantial additional costs and might delay bringing clinical diagnostic products to market, weakening our competitive position. If we fail to obtain FDA clearance or approval for new clinical diagnostic products altogether, we will be unable to market these products at all for clinical use in the U.S.

Our vaccine candidates are in pre-clinical stages of development and have not received regulatory approval from the FDA or foreign regulatory authorities to be marketed and sold. The FDA or foreign regulatory authorities may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied and they may require additional testing for safety or effectiveness.

WE ARE SUBJECT TO COMPREHENSIVE GOVERNMENT REGULATION, WHICH MAY INVOLVE SIGNIFICANT COSTS AND MAY RESTRICT OUR ABILITY TO CONDUCT BUSINESS.

We expect that certain of our future products will be subject to continuing FDA requirements, including compliance with the FDA’s Good Manufacturing Practices and the FDA’s medical device reporting regulations. We expect that we may need to spend a substantial amount of money to comply on an ongoing basis with government regulations. Government agencies, such as the FDA, Department of Homeland Security, Department of Commerce and the Environmental Protection Agency, or EPA, regulate many of our products as well as products that we plan to develop, manufacture, market and sell, including products for the clinical diagnostics, biodefense and industrial markets. The costs of complying with governmental regulations and any restrictions that government agencies might impose could have a significant impact on our business. If we increase our manufacturing and expand our product offerings, these costs will increase.

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

Our biodefense products are subject to stringent Federal, state, local and foreign laws, regulations and policies governing their manufacture, storage, sale, distribution and export. In addition, the U.S. government has adopted, and is expected to continue to adopt, laws, regulations and rules governing the research, development, procurement and handling of pathogens that may be used in a bioterrorist attack or other agents that may cause a public health emergency and to permit government inspection and oversight of facilities engaged in the research, development, manufacture or sale of select agents. Under several statutes recently enacted, the Department of Homeland Security, FDA, Department of Commerce and various other regulatory authorities have been charged with establishing and implementing programs designed to enhance the security of food and water supplies, as well as the environment, from terrorist attacks. These legislative initiatives include recordkeeping, registration, notification, import, export, manufacturing and various other compliance measures. This is a rapidly evolving regulatory landscape and many of the possible rules and regulations have not yet been proposed or adopted. We may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may have a material adverse effect upon our ability to do business. In addition, the DOD or other government agencies may require additional security measures to be implemented at our facility, which could cause us to incur substantial additional costs.

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

Risks Relating to the Industry

WE ARE EXPOSED TO PRODUCT LIABILITY RISKS THAT, IF NOT ADEQUATELY COVERED BY INSURANCE, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

Product liability is a major risk in marketing products for vaccines and for the clinical diagnostics, biodefense and industrial markets. We may not be able to insure adequately against risk of product liability. We may face product liability for claims and lawsuits brought by customers. Damages awarded in product liability cases can be very large. While we have product liability insurance, this coverage is limited.

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

Our executive officers and directors, in the aggregate, own approximately 23% of the outstanding shares of our common stock. Our chairman and chief executive officer owns approximately 18% of the outstanding shares of our common stock. As a result, certain of our executive officers or directors may have significant influence over the election of directors and may be able to significantly influence the outcome of proposed corporate actions supported or opposed by other stockholders. In addition, as a result of their shareholdings, certain of our executive officers and directors could have significant influence over the outcome of potential transactions, including acquisition transactions, that may be supported by other stockholders.

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

Under the BioVeris 2003 stock incentive plan, our executive officers, directors, employees and consultants are from time to time granted options or other equity-based awards, such as phantom stock or restricted stock, to purchase up to 5.3 million shares of our common stock. If our executive officers, directors, employees and consultants exercise their options or other equity based awards, if and when granted and exercisable, and purchase shares of our common stock, your investment in our common stock will be diluted.

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

See “ITEM 1 — Business — Risk Factors — Risks Relating to Us and Our Business” and “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3. LEGAL PROCEEDINGS

In June 2004, the Audit Committee of our Board of Directors investigated a series of transactions whereby MSD, upon Jacob Wohlstadter’s sole approval and without our knowledge, purchased residential real property and luxury automobiles for approximately $7.0 million. On June 15, 2004, we filed an action in the Court of Chancery of the State of Delaware against Jacob Wohlstadter, MSD and MST and sought an order from the court confirming that we remained entitled to designate one of the two members of the MSD Board of Managers and prohibiting MSD from taking any actions outside the ordinary course of MSD’s business without giving prior notice to us, pending the final outcome of the litigation. On June 17, 2004, the court ordered that, pending the court’s final determination of the lawsuit, our representative on the MSD Board of Managers was to remain on the MSD Board of Managers and that MSD was not to engage in any transaction outside the ordinary course of business which had a value in excess of $10,000 without the approval of both members of the MSD Board of Managers.

On June 17, 2004, MSD received $2.9 million from Jacob Wohlstadter as consideration for the proposed sale by MSD to Jacob Wohlstadter of real property and automobiles, pending approval by the MSD Board of Managers. Jacob Wohlstadter also agreed to assume MSD’s obligations with respect to a prospective approximately $4.1 million real property purchase. Also on June 17, 2004, we were informed by the staff of the SEC that it had commenced an informal inquiry as to certain issues relating to MSD.

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

On July 19, 2004, all of the members of our Board of Directors met to review the MSD litigation and related issues. As a result of its review, the Board of Directors, with all members participating, unanimously approved a resolution that delegated to the Joint Venture Oversight Committee (“JVOC”) the power and authority to (i) initiate, review, evaluate and determine the course of action we should pursue with respect to the pending litigation and any additional litigation against MSD, (ii) communicate and negotiate the terms of any proposed settlement of such litigation and any other matters with respect to MSD and (iii) otherwise deal with MSD in a manner the JVOC deemed to be in the best interests of our company and our stockholders. The resolution also appointed Messrs. Quinn and Crowley as additional members of the JVOC, resulting in the JVOC consisting of five independent directors, and provided that action of the JVOC should be by unanimous approval of its members.

Following extensive negotiations and the unanimous approval of the JVOC, on August 12, 2004 the parties entered into an agreement to settle the lawsuits involving MSD, MDT and Jacob Wohlstadter. Pursuant to the terms of the settlement agreement:

•	the two lawsuits against MSD, MST and Jacob Wohlstadter were suspended and then dismissed with prejudice.

•	subject to certain exceptions, the parties waived all present and future claims against each other and any of their respective affiliates.

•	MSD or MST agreed to purchase our interests in MSD pursuant to the buyout process set forth in the MSD joint venture agreement in accordance with certain agreed-upon terms and procedures.

•	MSD provided the representation letters requested by its and our auditors in connection with MSD’s financial statements for the year ended December 31, 2003 and a copy of its audited financial statements for the year ended December 31, 2003, enabling us to file our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

•	we paid the fees of MSD’s independent auditor in connection with the audit of MSD and agreed to indemnify MSD, MST and Jacob Wohlstadter against any losses, costs, fees and expenses arising out of any future audits of MSD, the preparation of MSD financial statements requested by us or with respect to regulatory or legal proceedings and investigations resulting from the fact that we are a public company.

•	we paid MSD $3.0 million in satisfaction of all amounts that we allegedly owed to MSD pursuant to existing agreements between us and MSD. The $3.0 million payment was net of a $2.0 million credit, which represents a non-refundable pre-payment by MSD to us for future amounts payable by MSD to us pursuant to the buyout of our interests in MSD.

The foregoing is a summary of certain material terms of the settlement and is qualified in its entirety by reference to the settlement agreement, which is incorporated herein by reference.

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

The success of our business depends on patents that will expire over time and that must be actively pursued, obtained, maintained and protected. Our business could be harmed if we have future disagreements with Roche over the scope of our license agreement with Roche or if we infringe, or are alleged to have infringed, the intellectual property of others. In addition, we are exposed to product liability risks that, if not adequately covered by insurance, may have a material adverse effect on our financial condition. See “ITEM 1 — Business — Risk Factors — Risks Relating to Us and Our Business” and “ITEM 1 — Business — Risk Factors — Risks Relating to the Industry.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the last fiscal year, no matter was submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock

Our common stock began trading on February 17, 2004 and is quoted on The Nasdaq National Market under the symbol “BIOV.” Prior to that time, there was no public market for our common stock. As of May 31, 2005, there were approximately 164 holders of record of our common stock. The number of record holders is based on the actual number of holders in our books and does not include holders of our common stock in “street” name or individual participants in security position listings maintained by depositary trust companies.

The following table sets forth the range of high and low bid price per share of our common stock as quoted on The Nasdaq National Market for fiscal 2005 and 2004.

Year ended March 31, 2005	High	Low
First quarter	$12.89	$7.40
Second quarter	8.90	5.53
Third quarter	7.46	5.80
Fourth quarter	7.58	4.91

Year ended March 31, 2004
Fourth quarter (commencing with our first day of trading on February 17, 2004)	$15.85	$11.85

No cash dividends have been paid on our common stock to date, and we currently intend to retain any earnings for development of our business.

2003 Stock Incentive Plan

In September 2003, our Board of Directors adopted the 2003 stock incentive plan pursuant to which 5.3 million shares of our common stock have been reserved for issuance upon the exercise of options granted under the plan. The 2003 stock incentive plan was approved by IGEN stockholders prior to the completion of the merger and related transactions on February 13, 2004. The following table sets forth certain information as of March 31, 2005 with respect to the equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders.

Number of securities
remaining available for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price	compensation plans (excluding
	of outstanding options	of options	securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	123,000	$8.89	5,177,000
Equity compensation plans not approved by security holders	—	—	—
Total	123,000	$8.89	5,177,000

For more information about our 2003 stock incentive plan, see “ITEM 8 — Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2”.

Series B Preferred Stock

On February 17, 2004, we sold 1,000 shares of series B preferred stock to Samuel J. Wohlstadter for an aggregate consideration of $7.5 million. The shares of series B preferred stock were not, and will not be, registered under the Securities Act of 1933 and were sold solely to Samuel J. Wohlstadter pursuant to Section 4(2) of the Securities Act of 1933. There is no established public trading market for shares of series B preferred stock. As of March 31, 2005, Samuel J. Wohlstadter is the only holder of series B preferred stock.

The series B preferred stock, and the proceeds from the sale were applied to fund a portion of the $37.5 million capital contribution that we made to MSD following the completion of the merger and related transactions. Under the terms of the series B preferred stock, we may redeem the series B preferred stock at $0.01 per share at any time that we are no longer entitled to receive distributions with respect to our class C interest in MSD pursuant to the MSD agreements. We will declare dividends for the series B preferred stock in connection with any payments received from MSD related to the sale of our class C interests in MSD.

In connection with the settlement, we received a $2.0 million non-refundable pre-payment from MSD for future amounts payable by MSD to us pursuant to the buy-out of our interests in MSD. The holder of our series B preferred stock will be entitled to a pro-rata share, representing the proportionate amount of our class C interest in MSD that was funded by the sale of the series B preferred stock, of the portion of the $2.0 million that is allocable to our class C interests.

Through March 31, 2005, we had not declared or paid any dividends for the series B preferred stock. In April 2005, we declared and paid a dividend of $57 in respect of shares of series B preferred stock.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected financial data in conjunction with our consolidated financial statements and notes and the other information contained in or incorporated by reference into this Form 10-K. The selected consolidated balance sheet data and the selected consolidated statements of operations data as of and for the fiscal years ended March 31, 2005 and 2004 have been derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the fiscal year ended March 31, 2003 have been derived from our consolidated financial statements that have been audited by Deloitte & Touche LLP, independent registered public accounting firm, and are included elsewhere in this Form 10-K. The selected consolidated balance sheet data as of March 31, 2003 and 2002 and the selected consolidated statements of operations data for the fiscal years ended March 31, 2002 and 2001 have been derived from audited financial statements not included in this Form 10-K. The selected consolidated balance sheet data as of March 31, 2001 have been derived from our unaudited consolidated financial statements not included in this Form 10-K.

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

The following selected financial data should be read in conjunction “ITEM 1 — Business — Risk Factors” and “ITEM 8 — Consolidated Financial Statements and Supplementary Data.”

	Years ended March 31,
	2005 (1)	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$24,662	$18,741	$16,487	$12,077	$8,935
Royalty income	1,249	1,060	1,107	1,050	892
Contract fees	388	155	180	116	3,987

Total	26,299	19,956	17,774	13,243	13,814

Operating costs and expenses:
Product costs (2)	12,860	12,247	8,005	5,361	3,112
Research and development	21,485	19,821	22,766	26,829	27,983
Selling, general and administrative	32,212	18,656	20,453	19,217	13,200
Merger related costs	—	75,702	—	—	—

Total operating costs and expenses	66,557	126,426	51,224	51,407	44,295

Loss from operations	(40,258)	(106,470)	(33,450)	(38,164)	(30,481)

Interest income	3,191	130	—	—	—
Other, net	95	(1,063)	154	(39)	(243)
Loss on joint venture impairments	(35,077)	—	—	—	—
Equity in loss of joint venture (3)	(5,524)	(19,616)	(17,598)	(10,947)	—

Net loss before cumulative effect of a change in accounting principle	(77,573)	(127,019)	(50,894)	(49,150)	(30,724)

Cumulative effect of a change in accounting principle (1)	—	33,700	—	—	—
Net loss	$(77,573)	$(93,319)	$(50,894)	$(49,150)	$(30,724)

Net loss per common share before cumulative effect of a change in accounting principle (basic and diluted)	$(2.90)	$(4.75)	$(1.90)	$(1.84)	$(1.15)
Cumulative effect of an accounting change (1)	—	1.26	—	—	—

Net loss (basic and diluted)	$(2.90)	$(3.49)	$(1.90)	$(1.84)	$(1.15)

Shares used in computing net loss per common share	26,728	26,728	26,728 (4)	26,728 (4)	26,728

	2005	2004(1)	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data :
Cash, cash equivalents and short-term investments (5)	$95,629	$182,509	$—	$—	$—
Working capital	98,639	169,184	4,733	1,193	(1,301)
Total assets	134,165	232,814	29,160	21,518	16,379
Long term obligations	1,890	54	60	96	329
Minority interest	—	54	—	—	—
Series B preferred stock	7,500	7,500	—	—	—
Stockholders’ equity	115,254	193,826	—	—	—
Net investment by parent (5)	—	—	20,665	14,151	6,775

(1)	In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46. FIN 46 provides guidance on variable interest entities such as the MSD joint venture and the framework through which an enterprise assesses consolidation of a variable interest entity. We adopted FIN 46 as of March 31, 2004 and determined that MSD qualified as a variable interest entity. Accordingly, beginning March 31, 2004 we consolidated the financial results of MSD. Under the transition guidance of FIN 46, because MSD was created before February 1, 2003, we have measured the assets, liabilities and noncontrolling interests of MSD as of March 31, 2004 for purposes of the initial consolidation. The amounts of the assets, liabilities and noncontrolling interests are reflective of their respective carrying amounts had FIN 46 been effective when we first met the conditions to be the primary beneficiary of MSD upon MSD’s inception in 1995. We have historically recorded approximately 100% of MSD’s losses.

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

On August 12, 2004, BioVeris, MSD and MST entered into a settlement agreement that resolved litigation between the parties and constituted a reconsideration event under FIN 46. We have determined that we no longer met the conditions to be designated as the primary beneficiary of MSD, as certain provisions of the settlement agreement reallocated the obligation to absorb the majority of MSD’s future expected losses. Accordingly, for the period April 1, 2004 through August 12, 2004, we have consolidated the financial results of MSD and beginning August 13, 2004, we have deconsolidated the financial results of MSD and have accounted for this investment on the equity method through December 13, 2004, the date of the sale of our interests in MSD.

Historical financial information of MSD is summarized in Note 3 of our consolidated financial statements and the audited MSD financial statements have been filed as Exhibit 99.9 to this Form 10-K.

(2)	During the year ended March 31, 2002, product costs included a write-off of $1.1 million of TRICORDER detection modules. The cost of these modules had previously been recorded as a fixed asset and depreciated over their estimated useful life, and should have been recorded as product costs upon shipment and sale. We determined that the adjustment did not have a material impact on fiscal 2002 or prior period financial statements and accordingly, did not revise such financial statements. Of the $1.1 million adjustment, $200,000 is related to fiscal 2002 and the remaining $900,000 is related to prior fiscal years (approximately $400,000 and $500,000 in fiscal 2001 and 2000, respectively).

(3)	See Note 3 of the consolidated financial statements for a description of the recording of losses under the equity method of accounting related to the MSD investment.

(4)	Based on the number of shares of our common stock outstanding upon completion of the merger and related transactions.

(5)	Prior to the completion of the merger and related transactions, IGEN held all cash in a centralized treasury and provided all the necessary funding for the operations of BioVeris. Accordingly, prior to February 13, 2004, no cash is reflected on the accompanying condensed consolidated balance sheets and IGEN’s (Parent’s) net investment in us is shown in lieu of stockholders’ equity.

Supplemental Consolidated Balance Sheet Data:

	March 31,
	2005	March 31, 2004
	BioVeris and	BioVeris and
	Wholly-	Wholly-
	Owned	Owned		Consolidating	Consolidated
	Subsidiaries	Subsidiaries	MSD	Eliminations	BioVeris

Assets
Current Assets:
Cash and cash equivalents	$41,739	$147,398	$35,111	$—	$182,509
Short-term investments	53,890	—	—	—	—
Accounts receivable, net	4,483	3,417	2,099	—	5,516
Inventory	5,235	5,013	3,194	—	8,207
Other current assets	2,813	2,459	2,053	(180)	4,332

Total current assets	108,160	158,287	42,457	(180)	200,564
Equipment and leasehold improvements, net	3,636	5,472	7,362	(269)	12,565
Investment in joint venture	—	46,208	—	(46,208)	—
Note receivable	4,709	—	—	—	—
Technology licenses	17,306	19,256	10	—	19,266
Other	354	354	65	—	419

Total assets	$134,165	$229,577	$49,894	$(46,657)	$232,814

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$8,170	$26,220	$3,067	$(180)	$29,107
Other current liabilities	1,351	1,977	296	—	2,273

Total current liabilities	9,521	28,197	3,363	(180)	31,380
Noncurrent deferred liabilities	1,890	54	—	—	54

Total liabilities	11,411	28,251	3,363	(180)	31,434

Minority interest	—	—	—	54	54

Series B preferred stock	7,500	7,500	—	—	7,500

Stockholders’ Equity:
Common stock	27	27	—	—	27
Additional paid-in capital	203,464	203,464	116,707	(116,707)	203,464
Accumulated deficit	(87,238)	(9,665)	(70,176)	70,176	(9,665)
Accumulated other comprehensive income	(999)	—	—	—	—

Total stockholders’ equity	115,254	193,826	46,531	(46,531)	193,826

Total liabilities and stockholders’ equity	$134,165	$229,577	$49,894	$(46,657)	$232,814

Supplemental Consolidated Statement of Operations Data:

	Year Ended
	March 31,
	2004	Year Ended March 31, 2005
	BioVeris	BioVeris
	and	and
	Wholly-	Wholly-
	Owned	Owned		Consolidating
	Subsidiaries	Subsidiaries	MSD	Eliminations	Consolidated

	(In thousands, except per share data)
Revenues:
Product sales	$18,741	$20,703	$3,959	$—	$24,662
Royalty income	1,060	1,249	—	—	1,249
Contract fees	155	32	356	—	388

Total	19,956	21,984	4,315	—	26,299

Operating costs and expenses:
Product costs	12,247	9,167	3,693	—	12,860
Research and development	19,821	17,877	3,705	(97)	21,485
Selling, general and administrative	18,656	27,710	4,502	—	32,212
Merger related costs	75,702	—	—	—	—

Total operating costs and expenses	126,426	54,754	11,900	(97)	66,557

Loss from operations	(106,470)	(32,770)	(7,585)	97	(40,258)

Interest income	130	3,111	80	—	3,191
Other, net	(1,063)	95	—	—	95
Loss on joint venture impairments	—	(35,077)	—	—	(35,077)
Equity in loss of joint venture	(19,616)	(12,932)	—	7,408	(5,524)

Net loss before cumulative effect of a change in accounting principle	(127,019)	(77,573)	(7,505)	7,505	(77,573)
Cumulative effect of a change in accounting principle	33,700	—	—	—	—
Net loss	$(93,319)	$(77,573)	$(7,505)	$7,505	$(77,573)

Net loss per common share before cumulative effect of a change in accounting principle (basic and diluted)	$(4.75)	$(2.90)	$(0.28)	$0.28	$(2.90)
Cumulative effect of change in accounting principle	1.26	—	—	—	—

Net loss per common share (basic and diluted)	$(3.49)	$(2.90)	$(0.28)	$0.28	$(2.90)

Shares used in computing net loss per common share	26,728	26,728	26,728	26,728	26,728

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The numbers in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may not tie directly to the numbers in our Consolidated Financial Statements due to rounding.

Overview

We develop, manufacture and market our M-SERIES® family of products, which can serve as a platform for diagnostic systems to be used for the detection and measurement of biological or chemical substances. We incorporate our technologies into our instrument systems, tests and reagents, which are the biological and chemical components used to perform such tests. Using the M-SERIES platform, we intend to integrate technologies and products to develop small, expandable and modular systems that can perform a wide variety of immunodiagnostic and nucleic acid tests for the following markets:

•	Clinical diagnostics. The clinical diagnostics market includes the testing of patient samples to measure the presence of disease and monitor medical conditions. We are developing products to be used in the clinical diagnostics market and believe that our products will be ideally suited for the immunodiagnostic and nucleic acid testing market segments of the clinical testing market.

•	Non-clinical diagnostics for the biodefense, life science and industrial markets. The non-clinical diagnostics market includes biodefense products for the detection of bacteria, viruses and toxins that may pose a military or public health threat; life science testing for drug discovery and development that is performed by pharmaceutical and biotechnology companies; and industrial testing for the detection of foodborne and waterborne disease causing pathogens.

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

Our M-SERIES instruments are used in biodefense programs for homeland security, including by the DOD. We believe there will be an increasing opportunity to sell our products for biodefense tools by commercial, governmental and military organizations around the world, as well as in public health.

We are also selling two types of M-SERIES instruments for life science research to pharmaceutical and biotechnology researchers, as well as to scientists at academic and government research institutions. Immunogenicity testing is performed by pharmaceutical and biotechnology companies in order to characterize the ability of protein-based therapeutics to stimulate an immune response. We have recently introduced proprietary products for immunogenicity testing. Antibodies that result from an immune response to a protein-based drug can reduce its efficacy and cause significant side effects, such as allergic reactions. Because of serious side effects that have been reported over the last year, it has become increasingly necessary to determine if an immune response to protein-based drugs develops in patients by screening for the presence of antibodies, confirming their specificity, characterizing the type of antibodies present and determining whether they interfere with binding events. Immunogenicity testing is done during pre-clinical studies and may continue through the clinical trials required for regulatory approval. In some cases, the FDA requires additional testing after a drug has been approved. Our M-SERIES product line for the life science market is believed by us to be ideally suited to perform immunogenicity testing by measuring low affinity antibodies with high sensitivity, all in the presence of the highly concentrated drug.

We have expanded our business model to target the field of vaccines. In conjunction with our efforts to determine an individual’s personal immune status through unique diagnostic test panels, we have entered into an exclusive option agreement with CHRCO for exclusive patent rights to a unique vaccine candidate for Neisseria meningitidis serogroup B, which causes meningitis. We believe that the availability of an effective vaccine that would prevent meningococcal serogroup B, for use by various population groups, could meet a significant unmet medical need.

We have also entered into an agreement with the NRC for a license to patent rights to candidates for a GBS Type II and Type V vaccine and a GBM vaccine. Under the agreement with the NRC, we acquired worldwide, exclusive rights to commercialize products for possible use in the prevention, diagnosis and treatment of disease caused by GBS, a leading cause of sepsis, pneumonia, and meningitis among newborns. We received similar worldwide rights, with the exclusion of Canada, to NRC’s GBM vaccine technologies for the prevention of meningococcal B meningitis and sepsis.

Recently, we entered into an option agreement with UMA for exclusive patent rights to a unique vaccine candidate for Chlamydia, the most frequently reported infectious disease in the United States. Under the agreement with UMA, we acquired a first option for exclusive rights to commercialize products for possible use in the prevention, diagnosis and treatment of all chlamydial infections, including the disease, chlamydia, caused by the bacterium, Chlamydia trachomatis.

Roche / IGEN Transaction

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

On August 12, 2004, BioVeris, MSD and MST entered into a settlement agreement that resolved litigation between those parties and constituted a reconsideration event under FIN 46. We have determined that we no longer meet the conditions to be designated as the primary beneficiary of MSD, as through the provisions of the settlement agreement, we have transferred our economic interests to MST and reallocated the obligation to absorb the majority of MSD’s future expected losses. Accordingly, beginning August 12, 2004, we have deconsolidated the financial results of MSD.

Except for the period during which we consolidated the financial results of MSD, which was March 31, 2004 through August 12, 2004, we have recorded our proportionate share of MSD losses, representing approximately 100% of MSD’s losses. For this consolidation period, we reclassified amounts in the statement of operations formerly recorded on a “net” basis as equity in loss of joint venture to amounts recorded on a “gross” basis primarily as revenue, product costs, research and development expenses and selling, general and administrative expenses. As a result, our revenues and expenses for fiscal year ended March 31, 2005 increased significantly.

The MSD joint venture agreement expired upon completion of the merger. As a result, MSD and MST had the option to purchase our interests in MSD and pursuant to the settlement, MSD or MST agreed to purchase, and we agreed to sell, our entire interest in MSD. Fair market value for the purchase of our interests in MSD has been determined in accordance with the valuation process set forth in the MSD joint venture agreement. The fair market value was determined by the independent appraisers to be approximately $9.9 million which equals the average of the two closest determinations, less a 7.5% discount factor. The purchase of our interests was completed on December 13, 2004 and, accordingly, we no longer hold an equity interest in MSD.

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

Upon the sale of our interests in MSD, we recorded a note receivable which had a balance at March 31, 2005 of approximately $4.7 million, which represented the net present value of future payments that we expect to realize from the sale of our interests in MSD. Calculating the net present value of future payments that we expect to realize from MSD as payment for the purchase price, requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the balance sheet at March 31, 2005. We expect that MSD will require substantial additional funding for its ongoing operations. If MSD is not able to obtain this funding, or in the event sufficient net sales or third-party financings of MSD do not materialize, we will not receive any additional payments from MST for the purchase of our interests in MSD.

The book value of our interests in MSD, as recorded in the investment in joint venture account on our unconsolidated balance sheet, was greater than the fair market value purchase price of these interests determined by the appraisal process. Accordingly, we recorded non-cash charges of $35.1 million during fiscal year ended March 31, 2005, representing the estimated amount by which the book value of our interests in MSD exceeded the fair market value.

For a more complete description of the sale of our MSD interests and the MSD agreements, see “ITEM 8, Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 3” and “ITEM 3 — Legal Proceedings” for a description of litigation and the related settlement with MSD.

Results of operations in the future are likely to fluctuate substantially from quarter to quarter as a result of various factors, which include:

•	the volume and timing of orders and product deliveries for biodefense products, M-SERIES systems or other products, which are based on our customers’ requirements that may vary over time;

•	the success of M-SERIES system upgrades and enhancements and customer acceptance of those enhancements and upgrades;

•	costs incurred related to expansion into the field of vaccines;

•	the amount of revenues recognized from royalties and other contract revenues, which revenues are dependent upon the efforts of our licensees and collaborators;

•	whether our instruments are sold or leased to customers, which will affect the timing of the recognition of revenue from the sale or lease;

•	the timing of our introduction of new products, which could involve increased expenses associated with product development and marketing;

•	the volume and timing of product returns and warranty claims, which, if products are returned or have warranty claims that are unexpected, may involve increased costs in excess of amounts reserved for returns or claims;

•	our competitors’ introduction of new products, which may affect the purchase decision of or timing of orders by our customers and prospective customers while the competitors’ product is assessed;

•	the amount of expenses we incur in connection with the operation of our business, including

•	research and development costs, which increases or decreases based on the products in development and

•	sales and marketing costs, which are based on product launches or promotions and sales incentives that might be in effect from time to time;

•	the amount that we may record related to the potential impairment of the license to use PCR technology;

•	amounts received from MSD as payment for the purchase of our interests in MSD and the related accretion of income on the note receivable from MSD;

•	unexpected termination of government contracts or orders, which could result in decreased sales and increased costs due to excess capacity, inventory, personnel and other expenses; and

•	additional costs which we may incur as we explore new health care opportunities, including costs for acquisitions of technologies, facilities and personnel.

We expect to incur additional operating losses as a result of our expenses for manufacturing, marketing and sales capabilities, research and product development, and general and administrative costs. Our ability to become profitable in the future will be affected by, among other things, our ability to expand the distribution and increase sales of existing products, upgrade and enhance the M-SERIES family of products, introduce new products into the market, generate higher revenue, develop marketing, sales and distribution capabilities cost-effectively, and continue collaborations established by IGEN or establish successful new collaborations with corporate partners to develop, manufacture, market and sell products that incorporate our technologies.

Results of Operations

Years Ended March 31, 2005 and 2004

During fiscal year 2005, MSD’s results of operations for the period from April 1, 2004 through August 12, 2004 are consolidated with the results of operations of BioVeris and its wholly-owned subsidiaries.

Revenues. Consolidated revenues for the fiscal year ended March 31, 2005 increased by approximately $6.3 million, or 32%, to $26.3 million from $20.0 million in fiscal 2004. Of this $6.3 million increase $4.3 million represents MSD revenues for the period April 1, 2004 through August 12, 2004.

Consolidated product sales were $24.7 million in fiscal 2005, an increase of 32% over the prior year’s product sales of $18.7 million. Of this $6.0 million increase, $4.0 million represents MSD product sales. BioVeris’s sales of biodefense products for fiscal 2005 were $9.4 million, an increase of $3.3 million, or 53%, over the prior year. Sales of products for the life science market were $11.3 million for fiscal 2005, a decrease of $1.3 million over the prior year. These changes in product sales reflect the change of orders and product deliveries for biodefense and life science products, which are based on our customers’ requirements.

We anticipate continuing increases in biodefense related sales as a result of our ongoing biodefense initiatives. As part of the merger and related transactions, we assumed a contract between IGEN and the DOD pursuant to which the DOD may purchase tests for the detection of specific toxins in environmental samples from IGEN. Under the contract, the DOD may, at its option, make purchases of up to $23.0 million over a period of up to 48 months through June 2007. Through March 31, 2005, the DOD had purchased approximately $7.8 million of products. The U.S. government can terminate, suspend or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.

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

Operating Costs and Expenses. Consolidated product costs were $12.9 million (52% of total product sales) for fiscal 2005 compared to $12.2 million (65% of total product sales) for fiscal 2004. The current year increase of $700,000 consists of $3.7 million due to the consolidation of MSD’s product costs, offset by a $3.0 million reduction in Bioveris’ costs. BioVeris’ product costs in fiscal 2005, as a percentage of total product sales, were 44% compared to 65% in fiscal 2004.

BioVeris’ product costs in fiscal 2005, as a percentage of total product sales, decreased due to reduced costs incurred in connection with instrument upgrades and detection module upgrades for existing life science customers. These voluntary upgrades which cost approximately $2.7 million occurred in fiscal 2004 and were provided to enhance overall customer satisfaction. Our future profit margin is subject to change due to a number of uncertainties relating to, among other things, the launch of new instrument systems.

Consolidated research and development expenses were $21.5 million for fiscal 2005, which represents an increase of 8% over the prior year costs of $19.8 million. The $1.7 million increase consists of $3.7 million due to the consolidation of MSD’s research and development expenses, offset by a $2.0 million reduction in BioVeris’ costs.

BioVeris research and development expenditures decreased in the current year due primarily to lower consulting, facilities and personnel costs. Research and development expenses primarily relate to ongoing development costs and product enhancements associated with the M-SERIES family of products, development of new assays and research and development of new systems and technologies, including point-of-care products. We expect research and development costs to increase as product development and core research expand, including costs associated with our efforts in vaccines, developing clinical diagnostics and biodefense testing products, and development of a proprietary approach for determining an individual’s personal immune status through a unique diagnostic test panel.

We are expanding our business model to target the field of vaccines which will require substantial research and development expenditures. For example, we have entered into an exclusive option agreement with CHRCO for exclusive patent rights to a unique vaccine candidate for Neisseria meningitidis serogroup B, which causes meningitis. The agreement provides that we will sponsor up to $800,000 of research at CHRCO over a two-year period and if the option is exercised, make additional payments for license and milestone fees for initiating and completing human clinical trials and receiving regulatory approvals. Payments on this agreement began in October 2004 and total $250,000 for fiscal year 2005. We have also recently entered into an agreement with the NRC for a license to patent rights to candidates for a group B streptococcus Type II and Type V vaccine and a group B meningococcus vaccine. Under the license agreement, we are required to pay a royalty on product sales, including a minimum $10,000 annual royalty that commences immediately, and we are responsible for conducting or sponsoring the research and development of these vaccine candidates. Subsequent to March 31, 2005, we entered into a Sponsored Research Agreement with UMA under which we will sponsor up to $600,000 of research at UMA through calendar 2006 aimed at developing a vaccine candidate for chlamydia. In addition, we have leased facilities at an annual cost of approximately $600,000 for use in the vaccine programs.

Consolidated selling, general and administrative expenses were $32.2 million in fiscal 2005, which represents an increase of 73% over the prior year costs of $18.7 million. Of this $13.5 million increase, $4.5 million represents MSD’s selling, general and administrative expenses. BioVeris’ increase in selling, general and administrative costs of $9.0 million was primarily attributable to higher personnel costs and professional fees in the current year. This includes costs associated with SOX compliance, as well as costs associated with our litigation and settlement with MSD.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the SOX, new SEC regulations and Nasdaq National Market rules are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by on going revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increases in general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In fiscal 2004, we incurred certain nonrecurring costs of $75.7 million in connection with the merger and related transactions, which consisted of an allocated one-time non-cash compensation charge of $38.8 million associated with the cancellation of IGEN stock options and the payment of merger consideration for each share of IGEN common stock covered by such stock options, a $33.7 million charge related to the $37.5 million MSD payment made in connection with the merger and related transactions, as well as accounting, legal, printing and registration fees.

Since 1995 we had engaged the law firm of Wilmer, Cutler & Pickering to provide legal services. Jennifer M. Drogula, who became the daughter-in-law of our Chief Executive Officer in March 2002, has been a partner of that firm since January 2001. We had also engaged the law firm of Hale & Dorr LLP to provide legal services. We first engaged this law firm in 1994. Deborah Wohlstadter, the wife of Jacob Wohlstadter and daughter-in-law of our Chief Executive Officer since December 2001, is a junior partner in that law firm. These two firms merged during 2004 creating the firm of Wilmer, Cutler, Pickering, Hale & Dorr. We recorded approximately $2.2 million and $400,000 in legal fees with the combined law firm for the years ended March 31, 2005 and 2004, respectively.

Our Chief Executive Officer, Samuel J. Wohlstadter, is the principal and controlling stockholder, a director and the Chief Executive Officer of each of Wellstat Biologics Corporation, Wellstat Therapeutics Corporation, Hyperion Catalysis International, Proteinix Corporation and Integrated Chemical Synthesizers, Inc. Our President and Chief Operating Officer, Richard J. Massey, is also a less than 10% stockholder in Proteinix. These companies are therefore considered our affiliates for the purpose of this discussion.

We have shared services arrangements with each of these affiliated companies. These shared services include accounting and finance, human resources and other administrative services, as well as facility related costs and services. Shared services costs allocated to these companies totaled $421,000 and $1 million for the years ended March 31, 2005 and 2004, respectively, which reduced certain Operating Costs and Expenses for the respective years. Amounts allocated to these affiliated companies are calculated and billed monthly based upon costs incurred by us and are determined through allocation methods that include time spent and square footage utilized. The amount due from the affiliated companies was approximately $8,000 at March 31, 2005 and the affiliated companies had prepaid approximately $12,000 under the shared services arrangements at March 31, 2004. All such balances due were paid subsequent to each respective year end.

Interest Income. Interest income was $3.2 million and $130,000 in fiscal 2005 and 2004, respectively. Interest income for fiscal 2005 includes $171,000 from the accretion of income related to the note receivable from MSD. Prior to the completion of the merger and related transactions, IGEN held all cash in a centralized treasury and provided all of the necessary funding for the operations of BioVeris. Accordingly, prior to February 13, 2004, no cash, cash equivalents or short-term investments were held by us and no interest income was generated.

Other Income / Expense. Other income, net of other expenses, was $95,000 in fiscal 2005. Other expense in fiscal 2004 was primarily from a $1.2 million non-cash charge representing the value of MSD’s option to purchase our interests in MSD.

Loss on Joint Venture Impairments. The book value of our interests in MSD, as recorded in the investment in joint venture account on our unconsolidated balance sheet, was greater than the fair market value purchase price of these interests determined by the appraisal process. Utilizing the guidance of Accounting Principles Board (APB) Opinion No. 18, during the fiscal year ended March 31, 2005, we recorded non-cash charges of $35.1 million, as loss on joint venture impairment, representing the amount by which the book value of our interests in MSD exceeded the fair market value. These impairment charges are classified as non-operating costs on the Statement of Operations consistent with the guidance of APB 30.

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

For the period from August 13, 2004 through December 13, 2004, the date of the sale of our interests in MSD, we recorded our proportionate share of MSD losses, representing approximately 100% of MSD’s losses, as equity in loss of joint venture consistent with accounting for equity method investments. We recorded equity in loss of joint venture of $5.5 million and $19.6 million for the years ended March 31, 2005 and 2004, respectively. MSD’s losses decreased in fiscal 2005 primarily due to higher sales which were offset only in part by an increase in operating costs.

Net Loss. The net loss for fiscal year 2005 was $77.6 million ($2.90 per common share), compared to a net loss of $93.3 million ($3.49 per common share) in fiscal year 2004. The net loss during fiscal 2005 includes non-cash charges totaling $35.1 million representing the amount by which the book value of our interests in MSD exceeded the fair market value purchase price. The net loss for fiscal year 2004 includes a one-time, non-cash charge of $33.7 million to reflect a change in accounting principle. The higher net loss in fiscal 2004 is primarily due to the merger related costs incurred in 2004.

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

We incurred certain nonrecurring costs of $75.7 million in connection with the merger and related transactions, which consisted of, an allocated one-time non-cash compensation charge of $38.8 million associated with the cancellation of IGEN stock options and the payment of merger consideration for each share of IGEN common stock covered by such stock options, a $33.7 million charge related to the $37.5 million MSD payment made in connection with the merger and related transactions (which is more fully described below), as well as accounting, legal, printing and registration fees. With respect to employee stock options, the compensation charge is calculated based on the difference between the last trading price of IGEN common stock, which was $64.09 per share, and the exercise price of each employee stock option, including both vested and unvested employee stock options. With respect to nonemployee stock options, the compensation charge is calculated based on the incremental fair value of the nonemployee stock options resulting from the merger and related transactions.

In connection with the merger and related transactions, we made a $37.5 million payment to MSD. The purpose of this payment was specifically to meet the conditions required for the completion of the merger, including the global consent for the transfer of IGEN’s interest in MSD to us, and the covenant not to sue whereby MSD and MST agreed not to pursue any claim against Roche that the manufacture, use or sale of a product or the provision of any service that uses ECL technology in a defined field and is conducted after completion of the merger infringes certain MSD or MST ECL patents that are filed or acquired after the completion of the merger. Prior to signing definitive agreements with Roche, extensive negotiations with MSD were conducted over the terms and payments required by MSD. The $37.5 million payment was completely separate and distinct from any other committed funding provided, or to be provided, under the joint venture arrangements. The $37.5 million payment to MSD did add to the Class C interests by which we were entitled to a preferred return on the funds previously invested (by IGEN or us). Except as described, we did not increase our ownership or voting interests in MSD and did not receive other consideration or enhanced rights. We determined that at the time of the payment, recording the entire payment to the investment in joint venture account would result in the book value of our investment in MSD being greater than its fair market value. Accordingly, we expensed $33.7 million, which represents the amount of the payment that gave rise to the net recorded investment exceeding the fair market value of our interests. Upon implementation of FIN 46, we recorded a one-time, non-cash $33.7 million adjustment to reflect this change in accounting principle, thereby adjusting the book value of our investment in the joint venture to equal the consolidated net assets of MSD.

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

Interest Income and Other Income / Expense. In fiscal 2004, we recorded a $1.2 million non-cash charge representing the value of MSD’s option to purchase our interests in MSD. In addition, other income was $137,000 in fiscal 2004 and $154,000 in fiscal 2003.

Prior to the completion of the merger and related transactions, IGEN held all cash in a centralized treasury and provided all of the necessary funding for the operations of BioVeris. Accordingly, prior to February 13, 2004, no cash, cash equivalents or short-term investments were held by us and no interest income was generated. Subsequent to the completion of the merger and related transactions, we earned approximately $130,000 of interest income.

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

Change in Accounting Principle. Upon implementation of FIN 46, we recorded a one-time, non-cash $33.7 million adjustment to reflect a change in accounting principle, thereby adjusting the book value of our investment in the MSD joint venture to equal the consolidated net assets of MSD. This adjustment is reflected on our consolidated statements of operations as the cumulative effect of a change in accounting principle.

Net Loss. The net loss for fiscal year 2004 was $93.3 million ($3.49 per common share), compared to a net loss of $50.9 million ($1.90 per common share) in fiscal year 2003. The net loss is primarily caused by operating expenses and equity in loss of joint venture exceeding our revenues. The increase in net loss is primarily due to the merger related costs incurred in 2004.

Liquidity and Capital Resources

March 31:	2005	2004	2003
	(In Thousands)
Cash, cash equivalents and short-term investments	$95,629	$182,509	$—
Working capital	98,639	169,184	4,733

Year Ended March 31:
Cash provided by (used in):
Operating activities	(31,059)	(29,648)	(33,105)
Investing activities	(59,789)	(78,080)	(23,861)
Financing activities	(49,922)	290,237	56,966
Capital expenditures (included in investing activities above)	(1,855)	(1,920)	(3,331)

Beginning March 31, 2004, we consolidated the financial results of MSD in accordance with the requirements of FIN 46. Our consolidated balance sheet at March 31, 2004 had cash and cash equivalents of $182.5 million and working capital of $169.2 million. Of these respective amounts, $35.1 million represented the cash and cash equivalents of MSD and $39.1 million represented the working capital of MSD. We had no rights or access to these funds or any other capital resources of MSD. The amount of cash and cash equivalents and working capital to which we and our wholly-owned subsidiaries had unrestricted use as of March 31, 2004 was $147.4 million and $130.1 million, respectively. Beginning August 12, 2004, we deconsolidated the financial results of MSD and have accounted for this investment using the equity method through December 13, 2004, the date of the sale of our interests in MSD.

Cash Used in Operating Activities

Net cash used for operations was $31.1 million, $29.6 million and $33.1 million during the years ended March 31, 2005, 2004 and 2003, respectively. The increase in cash used for operations in the current year resulted primarily from a lower net loss offset by changes in non-cash adjustments to the net loss and increased for higher working capital requirements in the current year. The non-cash adjustments in fiscal 2005 were primarily due to losses and impairment charges associated with the MSD joint venture and higher depreciation and amortization charges. Cash used for operations in fiscal 2004 resulted from the net loss, which included an allocated one-time non-cash compensation charge of $38.8 million associated with the cancellation of IGEN stock options and the payment of merger consideration for each share of IGEN common stock covered by such stock options, partially offset by adjustments for our equity in loss of joint venture. Cash used for operations in 2003 resulted from the net loss, offset by an adjustment for our equity in loss of joint venture.

Cash Used in Investing Activities

We used approximately $1.9 million, $1.9 million and $3.3 million of cash for the acquisition of equipment and leasehold improvements during the years ended March 31, 2005, 2004 and 2003, respectively. Our investments in MSD totaled $3.0 million, $56.7 million (including a $37.5 million payment to MSD following the completion of the merger and related transactions) and $20.5 million for the years ended March 31, 2005, 2004 and 2003, respectively. We have no intention to provide additional funding to MSD except that we agreed to pay MSD certain amounts in the August 2004 settlement with respect to certain of its liabilities. See “ITEM 8 — Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Litigation.”

During fiscal 2005, we purchased $108.7 million of short-term investments and received proceeds of $53.8 million from the sale of short-term investments.

Simultaneously with the execution of the merger agreement in connection with the merger and related transactions in fiscal 2004, we entered into worldwide, non-exclusive PCR license agreements with certain affiliates of Roche. We paid Roche a license fee of $50 million and will also pay royalties on sales of licensed products, royalties for every PCR plasma test we perform or have a laboratory perform and royalties on net service revenue that we receive for diagnostic testing procedures that we perform using PCR technology. We performed a valuation of the PCR technology licenses and recorded a value of $19.5 million and reflected a $30.5 million adjustment to the consideration paid by Roche with respect to the merger and related transactions.

Cash Used in or Provided by Financing Activities

During fiscal 2005, we used $20.0 million of cash for the distribution gain payment to Roche associated with the merger and related transactions. We also recorded $29.2 million as a reduction of cash which represents the MSD cash balance at the deconsolidation date which is no longer reflected on our balance sheet. In fiscal 2004, we had recorded an increase in cash of $35.1 million from the initial consolidation MSD.

The financing activity during fiscal 2004 was primarily related to the funding provided by IGEN in conjunction with the merger and related transactions ($247.6 million), as well as the sale of $7.5 million of Series B preferred stock to Samuel J. Wohlstadter, our Chairman and Chief Executive Officer. Under the terms of the Series B preferred stock, we may redeem the Series B preferred stock at $0.01 per share at any time we are no longer entitled to receive distributions with respect to our class C interests in MSD. We will declare dividends for the series B preferred stock in connection with any payments received from MSD related to the sale of our class C interests in MSD. In connection with the settlement, we received a $2.0 million non-refundable pre-payment from MSD for future amounts payable by MSD to us pursuant to the buy-out of our interest in MSD. The holder of our Series B preferred stock will be entitled to a pro-rata share, representing the proportionate amount of our class C interest in MSD that was funded by the sale of Series B preferred stock, of the portion of the $2.0 million that is allocable to our class C interests.

In April 2005, we declared and paid a dividend of $57 in respect of shares of series B preferred stock.

MSD

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

Our $3.0 million settlement payment was net of a $2.0 million non-refundable pre-payment by MSD to us for future amounts payable by MSD to us pursuant to the buy-out of our interests in MSD. A total of $5.0 million was treated as a Class C capital contribution during the year ended March 31, 2005. The amount of the pre-payment credit outstanding from time to time bears simple interest (cumulated, not compounded) at the fixed annual rate of 5.0%. The amount of the prepayment credit that is deemed outstanding is the total amount, including accrued interest, reduced from time to time by the amount due and payable to us pursuant to the buy-out of our interests in MSD. No further cash payments will be payable by MSD to us until the $2.0 million prepayment credit, including accrued interest, is utilized. In the event sufficient net sales or third-party financings do not materialize, we will not receive any additional payments from MST for the purchase of our interests in MSD. As security for the payment obligation, we hold a security interest in the interests in MSD that are being purchased. MST may repay all or any part of the outstanding purchase price plus accrued interest at any time and from time to time without penalty.

Our investment contributions to MSD totaled $5.0 million ($3.0 million in cash and a $2.0 million credit that represents a non-refundable prepayment by MSD to us for future amounts payable by MSD to us pursuant to the buy-out of our interests in MSD), $56.7 million (including a $37.5 million payment to MSD following the completion of the merger and related transactions) and $20.5 million during the years ended December 31, 2005, 2004 and 2003, respectively. Part of the fiscal 2004 and 2003 funding commitment was satisfied through in-kind contributions of scientific and administrative personnel and shared facilities. In accordance with the MSD joint venture agreement, the value of these in-kind contributions is based upon costs incurred by us as determined through allocation methods that include time spent and square footage utilized. During the years ended March 31, 2005, 2004 and 2003, operating costs allocated to MSD by us in connection with shared personnel and facilities totaled $743,000, $6.0 million and $11.9 million, respectively. The costs allocated for fiscal 2005 are net of a $476,000 write-off of unpaid costs in connection with the settlement agreement, in which all claims against MSD, MST and Jacob Wohlstadter were dismissed and released. The specific nature and amount of our allocations for fiscal 2005 are being reviewed by MSD.

Contractual Obligations

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

As of March 31, 2005, our material future obligations were as follows (in thousands):

	Operating
	Lease	Sponsored
Years Ended March 31,	Payments	Research	Total

2006	$3,003	$367	$3,370
2007	2,810	233	3,043
2008	2,783	—	2,783
2009	2,762	—	2,762
2010	2,179	—	2,179
2011 and thereafter	547	—	547

Total	$14,084	$600	$14,684

Included in the operating lease payments above is approximately $600,000 per year of leased facilities for use in our vaccine programs. Subsequent to March 31, 2005, we entered into a Sponsored Research Agreement with UMA under which we will sponsor up to $600,000 of research at UMA through 2006 aimed at developing a vaccine candidate for chlamydia.

Product development for our clinical diagnostic and vaccine products are at an early development stage. Product development is subject to a number of technical and commercial uncertainties and in part depends upon our ability to enter into new collaborative arrangements. Accordingly, we have not yet completed a business plan for our clinical diagnostic and vaccine products, including immunodiagnostic and PCR technology-based products, do not have definitive product introduction timelines or budgets and have not determined the additional funding, personnel, facilities, equipment or technology that may be required to implement our plans.

Our ability to become profitable in the future will depend on, among other things, the introduction of new products to the market. If we are unable to develop new products, our business prospects and financial results would be adversely affected. Furthermore, we will need substantial amounts of money to fund our operations on an ongoing basis. We expect our available cash to be sufficient to fund our operations for at least one year, but we cannot predict how long our available cash will be sufficient to fund our operations thereafter.

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

As of March 31, 2005, we had no off-balance sheet arrangements.

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

For instrument sales, the instrument and the related installation are considered to be separate elements under Emerging Issues Task Force (EITF) Issue No. 00-21. Revenue is recognized for the instrument upon shipment or delivery, depending on the terms of each order, and is recognized for the installation when complete based upon the residual value method. For instrument and reagent sales, there is no option of return and refund, only the option to repair or replace.

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

Revenue from services performed under contracts is recognized when obligations under the contract have been satisfied. The satisfaction of obligations may occur over the term of the underlying customer contract, if the contract is based on the achievement of certain “milestones”, or may occur at the end of the underlying customer contract, if based only upon delivery of the final work product. The majority of our product sales and contract fees contain standard terms and conditions. Certain transactions may contain negotiated terms that require contract interpretation to determine the appropriate amount of revenue to be recognized.

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

Factors considered in determining our level of control include the fact that we had less than 50% of the voting equity interest in MSD; that we did not have exclusive authority over MSD decision making and have no ability to unilaterally modify the joint venture agreements; and that we had the right to appoint only one out of two seats on MSD’s board of managers. A different assessment of these factors could have provided for the use of consolidation accounting rather than the equity method, in which case a consolidation of our financial statements with those of MSD would have been appropriate. Consolidation accounting would have required certain reclassifications within our consolidated financial statements but would not have materially affected our financial position or net loss. See “ITEM 8 — Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 3 — Meso Scale Diagnostics Joint Venture.”

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, or FIN 46. FIN 46 provides guidance on variable interest entities such as the MSD joint venture and the framework through which an enterprise assesses consolidation of a variable interest entity. We adopted FIN 46 as of March 31, 2004 and determined that MSD qualified as a variable interest entity based upon the following rationale:

•	We had provided substantially all of MSD’s funding since inception through capital contributions consisting of Class B and C non-voting equity interests. Such funding was not considered “at risk”, because the investments did not participate significantly in the profits of MSD given their stated return rates. As such, the “at risk” equity of MSD was insufficient to absorb MSD’s expected future losses.

•	We held 31% of the voting rights in MSD and provided 100% of MSD’s funding, and were thereby considered to be involved in all of MSD’s activities as defined under FIN 46.

Accordingly, as of March 31, 2004, we consolidated the financial results of MSD. Under the transition guidance of FIN 46, because MSD was created before February 1, 2003, we measured the assets, liabilities and noncontrolling interests of MSD as of March 31, 2004 for purposes of the initial consolidation. The amounts of these assets, liabilities and noncontrolling interests are reflective of their respective carrying amounts had FIN 46 been effective when we first met the conditions to be the primary beneficiary of MSD upon MSD’s inception in 1995. We had historically recorded approximately 100% of MSD’s losses. The balance sheet as of March 31, 2004 reclassified amounts formerly recorded on a “net” basis as investment in joint venture to be reflected on a “gross” basis primarily as cash, accounts receivable, inventory, fixed assets, accounts payable and accrued expenses.

The statement of operations for the period of consolidation has reclassified amounts formerly recorded on a “net” basis as equity in loss of joint venture to be reflected on a “gross” basis primarily as revenue, product costs, research and development expenses and selling, general and administrative expenses.

On August 12, 2004, BioVeris, MSD and MST entered into a settlement agreement that resolved litigation between the parties and constituted a reconsideration event under FIN 46. We have determined that we no longer meet the conditions to be designated as the primary beneficiary of MSD. Factors used in this evaluation include that,

•	We do not have a significantly large variable interest in MSD to be the primary beneficiary. We will hold only a secured note whereas the purchaser, MST, will be “at risk” for all of its equity;

•	After December 13, 2004 and for the remaining life of MSD, we will cease to absorb any MSD losses; and

•	MST will absorb the majority of the expected losses of MSD.

Accordingly, beginning August 12, 2004, we deconsolidated the financial results of MSD and have accounted for this investment using the equity method through December 13, 2004, the date of the sale of our interests in MSD.

The balance sheet for periods subsequent to August 12, 2004 reclassified amounts formerly consolidated or presented on a “gross” basis to be reflected on a “net” basis as investment in joint venture. Effective August 13, 2004, the statement of operations reclassified amounts presented on a “gross” basis to be reflected on a “net” basis as equity in loss of joint venture. Accordingly, the statement of operations for the year ended March 31, 2005 includes the consolidated revenue and expenses of MSD for the period from April 1, 2004 through August 12, 2004 and reflects MSD’s net losses for the period from August 13, 2004 through December 13, 2004, the date of the sale of our interests, as equity in loss of joint venture, consistent with accounting for equity method investments.

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

We recorded a note receivable which has a balance of approximately $4.7 million at March 31, 2005, and which represents the net present value of future payments that we expect to realize from the sale of our interests in MSD. Calculating the net present value of future payments that we expect to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the balance sheet at March 31, 2005.

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

Recent Accounting Pronouncements

In December 2003, the AICPA issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP addresses accounting for differences between contractual cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. The SOP requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual or valuation adjustment. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. The SOP is effective for loans acquired in fiscal years beginning December 15, 2004. We adopted the provisions of SOP 03-3 as of December 31, 2004.

In November 2004, the EITF reached a consensus on EITF Issue No. 03-13 (EITF 03-13), “Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations”. EITF 03-13 provides an approach for evaluating whether the criteria in paragraph 42 of Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, have been met for classifying as a discontinued operation, a component of an entity that either has been disposed of or is classified as held for sale. To qualify as a discontinued operation, paragraph 42 of FAS 144 requires that cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. EITF 03-13 defines which cash flows are relevant for assessing whether cash flows have been eliminated and it provides a framework for evaluating what types of ongoing involvement constitute significant continuing involvement. EITF 03-13 should be applied to a component of an entity that is either disposed of or classified as held for sale in fiscal period beginning after December 15, 2004. We do not expect that EITF 03-13 will have a material impact on our financial position or results of operations.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 151 and do not believe that its adoption will have a material impact on our financial condition, results of operations and liquidity.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” SFAS 123R replaces SFAS No. 123, “Accounting for Stock Issued to Employees,” and supersedes Accounting Principal Board (APB) Opinion No 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. We are currently evaluating the provisions of SFAS 123R and have not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS 123R, nor have we determined its impact on our financial condition, results of operations and liquidity beyond the disclosure on Note 2 of the Notes to Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 153, “Exchange of Nonmonetary Assets”, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 153 and do not believe that its adoption will have a material impact on our financial condition, results of operations and liquidity.

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

Our balance sheet at March 31, 2005 had cash, cash equivalents and short-term investments of $95.6 million which is approximately 71% of total assets. We invest excess cash in accordance with a policy approved by our Board of Directors. The policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on our investments by terms and concentrations by type and issuer. We invest our excess cash in money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less. At March 31, 2005, we had invested $53.9 million in securities of the U.S. government, municipal bonds, and U.S. corporate debt, which were recorded as short-term investments.

Our invested cash is sensitive to changes in the general level of interest rates. Based on our cash, cash equivalents and short-term investments balance at March 31, 2005, a 1% movement in interest rates would have an approximately $1.2 million impact on our annual interest income and annual net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We also incorporate herein by reference the Meso Scale Diagnostics, LLC financial statements at December 13, 2004 and December 31, 2003 and for the period ended December 13, 2004 and each of the two years ended December 31, 2003, and Report of the Independent Registered Public Accounting Firm filed as Exhibit 99.9 to this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of BioVeris Corporation:

We have completed an integrated audit of BioVeris Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BioVeris Corporation and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the accompanying consolidated statement of operations, of cash flows, and of stockholders’ equity include the results of the Company’s operations and cash flows for the period from April 1, 2003 through February 13, 2004 while the Company was affiliated with IGEN International, Inc. These consolidated financial statements have been prepared from the separate records maintained by the Company and may not necessarily be indicative of the condition that would have existed or the results of operations if the Company had been operated as an unaffiliated company. Portions of certain expenses represent allocations made from parent company items applicable to the Company as a whole.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its investment in Meso Scale Diagnostics, LLC in 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control Over Financial Reporting,” appearing under ITEM 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and of the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessments, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisitions, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
June 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BioVeris Corporation:

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows for the year ended March 31, 2003 of BioVeris Corporation and subsidiaries (the “Company”), a component of IGEN International, Inc. (Parent). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

McLean, Virginia
September 25, 2003, except as to net loss per common share before cumulative effect of change in accounting principle, net loss per common share, and common shares outstanding for the year ended March 31, 2003 in the consolidated statements of operations and as to the basic and diluted loss per common share-as reported and pro forma for the year ended March 31, 2003 in Note 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- Stock-based Compensation, for which the date is August 13, 2004.

BIOVERIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended March 31,
	2005	2004	2003

REVENUES:
Product sales	$24,662	$18,741	$16,487
Royalty income	1,249	1,060	1,107
Contract fees	388	155	180

Total	26,299	19,956	17,774

OPERATING COSTS AND EXPENSES:
Product costs	12,860	12,247	8,005
Research and development	21,485	19,821	22,766
Selling, general, and administrative	32,212	18,656	20,453
Merger related costs	—	75,702	—

Total	66,557	126,426	51,224

LOSS FROM OPERATIONS	(40,258)	(106,470)	(33,450)

INTEREST INCOME	3,191	130	—
OTHER, NET	95	(1,063)	154

LOSS ON JOINT VENTURE IMPAIRMENTS	(35,077)	—	—
EQUITY IN LOSS OF JOINT VENTURE	(5,524)	(19,616)	(17,598)

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(77,573)	(127,019)	(50,894)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	33,700	—

NET LOSS	$(77,573)	$(93,319)	$(50,894)

Net loss per common share before cumulative effect of change in accounting principle (basic and diluted)	$(2.90)	$(4.75)	$(1.90)
Cumulative effect of change in accounting principle	—	1.26	—

Net loss per common share (basic and diluted)	$(2.90)	$(3.49)	$(1.90)

COMMON SHARES OUTSTANDING (basic and diluted)	26,728	26,728	26,728

The accompanying notes are an integral part of these consolidated financial statements.

BIOVERIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,739	$182,509
Short-term investments	53,890	—
Accounts receivable, net	4,483	5,516
Inventory	5,235	8,207
Other current assets	2,813	4,332

Total current assets	108,160	200,564

Equipment and leasehold improvements, net	3,636	12,565

OTHER NONCURRENT ASSETS:

Note receivable	4,709	—
Technology licenses	17,306	19,266
Other	354	419

TOTAL ASSETS	$134,165	$232,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,457	$7,187
Accrued wages and benefits	1,713	1,876
Distribution gain accrual	—	20,000
Other current liabilities	1,351	2,273
Note payable	—	44

Total current liabilities	9,521	31,380

NONCURRENT DEFERRED LIABILITIES	1,890	54

Total liabilities	11,411	31,434

COMMITMENTS (see Note 6) and CONTINGENCIES (see Note 9)
MINORITY INTEREST	—	54
SERIES B PREFERRED STOCK, 1,000 shares designated, issued and outstanding	7,500	7,500

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized, issuable in series:
Series A, 600,000 shares designated, none issued	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 26,728,000 shares issued and outstanding	27	27
Additional paid-in capital	203,464	203,464
Accumulated deficit	(87,238)	(9,665)
Accumulated other comprehensive loss	(999)	—

Total stockholders’ equity	115,254	193,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,165	$232,814

The accompanying notes are an integral part of these consolidated financial statements.

BIOVERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2005	2004	2003

OPERATING ACTIVITIES:
Net loss	$(77,573)	$(93,319)	$(50,894)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	6,229	3,385	3,677
Loss on disposal of equipment	138	58	90
Equity in loss of joint venture	5,524	19,616	17,598
Joint venture impairments	35,077	33,700	—
Accretion of interest on note receivable	(171)	—	—
Impairment of receivable from joint venture	476	—	—
Change in accounting principle	—	(33,700)	—
Expense related to stock options	—	38,800	386
Minority interest	—	54	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(988)	2,017	(2,666)
(Increase) decrease in inventory	(1,516)	158	(1,428)
Decrease (increase) in other current assets	663	(173)	(1,052)
Increase (decrease) in accounts payable and accrued expenses	1,306	(1,708)	1,131
(Decrease) increase in deferred revenue	(224)	1,464	53

Net cash used in operating activities	(31,059)	(29,648)	(33,105)

INVESTING ACTIVITIES:
Expenditures for equipment and leasehold improvements	(1,855)	(1,920)	(3,331)
Purchases of short term-investments	(108,706)	—	—
Sales of short-term investments	53,817	—	—
Investments in joint venture	(3,045)	(56,660)	(20,519)
Purchase of technology licenses	—	(19,500)	—
Increase in other assets	—	—	(11)

Net cash used in investing activities	(59,789)	(78,080)	(23,861)

FINANCING ACTIVITIES:
Payment of distribution gain	(20,000)	—	—
(Deconsolidation) consolidation of joint venture cash and cash equivalents	(29,922)	35,111	—
Sale of preferred stock	—	7,500	—
Cash contributed by Parent, net	—	247,626	57,022
Payments on note payable and capital lease obligations	—	—	(56)

Net cash (used in) provided by financing activities	(49,922)	290,237	56,966

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(140,770)	182,509	—
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	182,509	—	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$41,739	$182,509	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments of interest	$—	$1	$29

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of inventory into fixed assets	$217	$277	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOVERIS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND NET INVESTMENT BY PARENT
(in thousands)

					Accumulated
			Additional	Net	Other
	Common Stock		Paid - in	Investment	Comprehensive	Accumulated
	Shares	Amount	Capital	by Parent	Loss	Deficit	Total

BALANCE at April 1, 2002	—	$—	$—	$14,151	$—	$—	$14,151

Net loss	—	—	—	(50,894)	—	—	(50,894)
Capital contributed by parent	—	—	—	57,408	—	—	57,408

BALANCE at March 31, 2003	—	—	—	20,665	—	—	20,665

Net loss	—	—	—	—	—	(93,319)	(93,319)
Non-cash compensation charge	—	—	38,800	—	—	—	38,800
Capital contributed by parent	—	—	164,664	(20,665)	—	83,654	227,653
Restructuring and issuance of common stock	26,728	27	—	—	—	—	27

BALANCE at March 31, 2004	26,728	27	203,464	—	—	(9,665)	193,826

Net loss	—	—	—	—	—	(77,573)	(77,573)
Unrealized losses from short-term investments	—	—	—	—	(999)	—	(999)

Comprehensive loss							(78,572)

BALANCE at March 31, 2005	26,728	$27	$203,464	$—	$(999)	$(87,238)	$115,254

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

Prior to the completion of the merger and related transactions, the assets and businesses of the Company had historically been owned and operated by IGEN, whose net investment in the Company was shown in lieu of stockholders’ equity, and IGEN held all cash in a centralized treasury, providing all of the necessary funding for the operations of the Company. The accompanying financial statements for fiscal years 2004 and 2003 have been prepared and are presented as if the Company had been operating as a separate entity using IGEN’s historical cost basis in the assets and liabilities and including the historical operations of the businesses and assets transferred to the Company from IGEN as part of the restructuring.

For each of the periods presented in the consolidated financial statements prior to the completion of the merger and related transactions, the company was fully integrated with IGEN and these financial statements reflect the application of certain estimates and allocations. The Company’s consolidated statements of operations include all revenues and costs that are directly attributable to the Company’s businesses. They have been prepared and are presented as if the Company had been operating as a separate entity using IGEN’s historical costs basis in the assets and liabilities and including the historical operations of the businesses and assets transferred to the Company from IGEN as part of the restructuring. In addition, certain expenses of IGEN have been allocated to the Company using various assumptions. These expenses include an allocated share of general and administrative salaries as well as certain other shared costs (primarily facility, human resources, legal, accounting and other administrative costs). General and administrative salaries have been allocated primarily based upon an estimate of actual time spent on the businesses of the Company. Facilities costs and centralized administrative services have been allocated based upon a percentage of total product sales as well as a percentage of total headcount. Allocated expenses of $15.7 million and $20.5 million are included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended March 31, 2004 and 2003, respectively. These allocated expenses were derived from total IGEN selling, general and administrative expenses of $22.3 million and $24.7 million for the years ended March 31, 2004 and 2003, respectively.

Management believes these allocation methodologies and estimations are reasonable based upon the nature of the related expenses and management’s knowledge of the level of effort and space required to support the businesses of the Company. The financial information included herein may not be indicative of what results of operations and cash flows of the Company would have been had the Company been operating as a stand-alone entity in the past.

Consolidation Accounting — The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

The Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, as revised or FIN 46, as of March 31, 2004. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

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

On August 12, 2004, the Company, MSD and MST entered into a settlement agreement (settlement) that resolved litigation between the parties and constituted a reconsideration event under FIN 46. The Company has determined that it no longer meets the conditions to be designated as the primary beneficiary of MSD. Factors used in this evaluation include the following,

•	The Company does not have a significantly large variable interest in MSD to be the primary beneficiary. The Company will hold only a secured note whereas the purchaser, MST, will be “at risk” for all of its equity;

•	After December 13, 2004 and for the remaining life of MSD, the Company will cease to absorb any MSD losses; and

•	MST will absorb the majority of the expected losses of MSD.

Accordingly, beginning August 12, 2004, the Company deconsolidated the financial results of MSD and resumed accounting for this investment using the equity method through December 13, 2004, the date of the sale of the Company’s interests in MSD.

The balance sheets for periods subsequent to August 12, 2004 reclassified amounts formerly consolidated or presented on a “gross” basis to be reflected on a “net” basis as investment in joint venture and effective August 13, 2004, the statement of operations reclassified amounts presented on a “gross” basis to be reflected on a “net” basis as equity in loss of joint venture. Accordingly, the statement of operations for fiscal year 2005 include the consolidated revenues and expenses of MSD for the period from April 1, 2004 through August 12, 2004, and reflects MSD’s net losses for the period from August 13, 2004 through December 13, 2004, the date of the sale of the Company’s interests in MSD, as equity in loss of joint venture.

Estimates and Reclassifications - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to conform prior period financial information to the current presentation.

Cash and Cash Equivalents – Cash and cash equivalents include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less.

Short-Term Investments — Short-term investments consist primarily of corporate, federal and municipal debt-securities that are classified as “available for sale.” The Company invests its excess cash in accordance with a policy approved by the Company’s Board of Directors. This policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on the Company’s investment by terms and concentrations by type and issuer. These “available for sale” securities, which are all due within one year, are accounted for at their fair market value and unrealized gains and losses on these securities, if any, are included in accumulated other comprehensive gain or loss in stockholders’ equity. As of March 31, 2005, the Company had net unrealized losses on “available for sale” securities of approximately $999,000. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which are included in results of operation as generated. For the years ended March 31, 2005 and 2004, the Company did not have any realized gains or losses.

The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2005 :

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$20,328	$—	$(263)	$20,065
Municipal bonds	8,000	—	—	8,000
U.S. corporate debt	26,561	—	(736)	25,825

	$54,889	$—	$(999)	$53,890

Concentration of Credit Risk – During the years ended March 31, 2005, 2004 and 2003 agencies of the U.S. government accounted for 27%, 22% and 26% of total revenue, respectively, and 39% and 26% of total consolidated accounts receivable as of March 31, 2005 and 2004, respectively. For the year ended March 31, 2004, one commercial customer accounted for 18% of total accounts receivable.

Allowance for Doubtful Accounts- The Company maintains reserves on customer accounts where estimated losses may result from the inability of its customers to make required payments. These reserves are determined based on a number of factors, including the current financial condition of specific customers, the age of accounts receivable balances and historical loss rates. Amounts later determined and specifically identified to be uncollectible are charged or written-off against the reserve. Historically, the Company has not experienced significant credit losses related to an individual customer or group of customers and estimated losses have been within the Company’s expectation. Allowance for doubtful accounts was $227,000 and $208,000 at March 31, 2005 and 2004, respectively.

Inventory - Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following:

	Years Ended
	March 31,
	2005	2004
	(in thousands)
BioVeris and Wholly-Owned Subsidiaries:
Finished Goods	$1,561	$1,740
Work in process	749	619
Raw materials	2,925	2,654

Total	$5,235	5,013

MSD:
Finished Goods		757
Work in process		366
Raw materials		2,071

Total		3,194

Total		$8,207

Equipment and Leasehold Improvements - Equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation on equipment, which includes lab instruments and furniture, is computed over the estimated useful lives of the assets, generally three to five years, using the straight-line method of depreciation. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the term of the lease. Equipment and leasehold improvements consist of the following:

	Years Ended
	March 31,
	2005	2004
	(in thousands)
BioVeris and Wholly-Owned Subsidiaries:
Lab instruments and equipment	$6,575	$6,413
Office furniture and equipment	4,936	5,511
Leasehold improvements	4,005	3,980

	15,516	15,904
Accumulated depreciation and amortization	(11,880)	(10,432)

Total	$3,636	5,472

MSD:
Lab instruments and equipment		$7,555
Office furniture and equipment		3,166
Leasehold improvements		1,327

		12,048
Accumulated depreciation and amortization		(4,686)

Total		7,362
Consolidating eliminations		(269)

Total		$12,565

Technology Licenses – Simultaneous with the execution of the merger, the Company entered into worldwide, non-exclusive polymerase chain reaction (PCR) license agreements with certain affiliates of Roche. One agreement grants the Company rights to make, import, use and sell certain PCR products within specified fields, while the other agreement grants the Company rights to perform certain PCR services within specified fields.

The Company paid Roche a license fee of $50 million in fiscal 2004 and will also pay royalties on sales of the licensed products in the licensed fields and on any instrument, accessory, device or system sold for use with the licensed products in the licensed fields at royalty rates ranging from 3% to 20% of net sales, depending on the field, the year, the country of sale and the patents covering such products. The Company will also pay royalties of $16 or $25 for every PCR plasma test it performs or has a laboratory perform and royalties ranging from 5% to 20% of net service revenue that the Company receives for diagnostic testing procedures that it performs using PCR technology. During fiscal 2004, the Company performed a valuation of the PCR technology licenses and recorded a value of $19.5 million and reflected a $30.5 million adjustment reducing the amount recorded for consideration paid by Roche with respect to the merger and related transactions.

These PCR licenses are being amortized over an estimated useful life of ten years, which is based upon a consideration of the range of patent lives and the weighted average remaining life of the most important underlying patents, as well as a consideration of technological obsolescence and product life cycles. Amortization expense was $2.0 million and $244,000 for the years ended March 31, 2005 and 2004, respectively. Accumulated amortization was $2.2 million and $244,000 at March 31, 2005 and 2004, respectively. Amortization expense is expected to approximate $2.0 million for each year through March 31, 2014.

Evaluation of Long-lived Assets -The Company evaluates the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In evaluating the recoverability of an asset, management’s policy is to compare the carrying amount of an asset with the projected undiscounted future cash flow. An impairment loss is measured and recorded based on discounted estimated future cash flows. Management believes that no impairment of these assets exists as of March 31, 2005.

Warranty Reserve - The Company warrants its products against defects in material and workmanship for one year after sale and records estimated future warranty costs at the time revenue is recognized. A reserve for future warranty claims is recorded based upon management’s review of historical claims, supplemented by expectations of future costs. The Company also offers extended warranty arrangements to customers, for which related costs are recorded as incurred.

The following is a reconciliation of the Company’s general product warranty reserve:

	Year Ended March 31,
	2005	2004

BioVeris and Wholly-Owned Subsidiaries:
Balance, beginning of period	$450	$250
Provisions recorded	296	734
Actual costs incurred	(380)	(534)

Balance, end of period	$366	$450

The following is a reconciliation of the Company’s deferred revenue related to extended warranty arrangements and includes a summary of the revenue and cost components associated with extended warranties:

	Year Ended March 31,
	2005	2004

BioVeris and Wholly-Owned Subsidiaries:
Deferred revenue, beginning of period	$678	$566
Extended warranties issued	1,105	1,066
Amortization of extended warranties	(1,162)	(954)
Costs incurred during the period	768	1,083
Settlement during the period of costs incurred	(768)	(1,083)

Balance, end of period	$621	$678

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair value due to their short maturities.

Distribution Gain Accrual- The tax allocation agreement executed in conjunction with the merger and related transactions provides that Roche and IGEN will be solely liable for, will jointly and severally indemnify the Company against, and will be entitled to receive and retain all refunds of, taxes (other than transfer taxes) directly or indirectly resulting from, arising in connection with or otherwise related to the merger and related transactions, any transaction undertaken to prepare for the merger and related transactions and any of the actions taken pursuant to the ongoing litigation agreement. This agreement also provides that the Company was required to pay IGEN a $20 million distribution gain payment. This amount was calculated based on the average of the high and low trading prices of the Company’s common stock on the first day of trading of the Company’s common stock after the completion of the merger, exceeding a specified threshold. The distribution gain accrual was recorded on the Company’s balance sheet at March 31, 2004 and was paid during fiscal 2005.

Comprehensive Loss- Comprehensive loss is comprised of net loss and other items of comprehensive loss. The Company’s comprehensive loss for the year ended March 31, 2005 was $78.6 million. Other comprehensive loss of $999,000 for the year ended March 31, 2005, includes unrealized gains and losses on “available for sale” securities that are excluded from net loss. There were no significant elements of comprehensive loss for the fiscal years ended March 31, 2004 and 2003.

Revenue Recognition- The Company derives revenue principally from three sources: product sales, royalty income and contract fees.

Product sales revenue is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured and the product is shipped to the customer thereby transferring title and risk of loss. For instrument sales, the instrument and the related installation are considered to be separate elements under Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21) “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue is recognized for the instrument upon shipment or delivery, depending on the terms of each order, and is recognized for the installation when complete using the residual value method. For instrument and reagent sales, there is no option of return and refund and instead there is only the option to repair or replace the product.

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

Research and Development — Research and development costs are expensed as incurred and are comprised of costs incurred in performing research and development activities including salaries, benefits, facilities costs, overhead costs, contract services and other outside costs.

Merger Related Costs – There were no merger related costs for the year ended March 31, 2005. Merger related costs for the year ended March 31, 2004 included the following (in thousands):

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

Foreign Currency -Gains and losses from foreign currency transactions such as those resulting from the settlement of foreign receivables or payables, are included in the results of operations as incurred. These amounts were not material during the years ended March 31, 2005, 2004 and 2003.

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

Stock-based Compensation - The Company has elected to follow the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options and, accordingly, will not recognize compensation cost for options granted under its 2003 Stock Incentive Plan whose exercise price equaled the market value of a share of the underlying common stock on the date of grant.

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

	Years Ended March 31,
	2005	2004	2003

Net loss, as reported	$(77,573)	$(93,319)	$(50,894)

Deduct: Total stock-based employee compensation expense determined under fair value method	(224)	(121)	(2,455)

Pro-forma net loss	$(77,797)	$(93,440)	$(53,349)

Loss per share:
Basic and diluted loss per common share – as reported	$(2.90)	$(3.49)	$(1.90)
Basic and diluted loss per common share – pro forma	$(2.91)	$(3.50)	$(2.00)

Per share information for the Company for fiscal years 2004 and 2003 is based on the number of shares of common stock of the Company outstanding upon completion of the merger and related transactions. The pro forma net loss and pro forma net loss per share disclosed above is not representative of the effects on net loss and net loss per share on a pro forma basis in future periods, as future periods may include grants by the Company of options for the Company’s common stock. In addition, information for the years ended March 31, 2003 represents options for IGEN common stock which were canceled upon completion of the merger.

The fair value of BioVeris options for the year ended March 31, 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Years Ended March 31,
	2005	2004

Expected dividend yield	0.00%	0.00%
Expected stock price volatility	74.00%	52.62%
Risk-free interest rate	3.48%	2.71%
Expected option term (in years)	3-5	3

Based on this calculation, the weighted average fair value of BioVeris options granted during the year ended March 31, 2005 and 2004 was $4.35 and $5.97, respectively. The Company did not have a stock option plan prior to fiscal 2004.

The fair value of IGEN options of each of the years ended March 31, 2003 was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	68.00%
Risk-free interest rate	3.40%
Expected option term (in years)	5

Based on this calculation, the weighted average fair value of IGEN options granted was $20.56 during the year ended March 31, 2003.

Loss Per Share - The Company uses SFAS No. 128 “Earnings per Share” for the calculation of basic and diluted loss per share. For each of the three years ended March 31, 2005, the Company incurred a net loss; therefore, net loss per common share does not reflect the potential dilution that could occur to common shares related to outstanding stock options. For the year ended March 31, 2003, the unaudited pro-forma net loss per share is based on the number of common shares outstanding upon completion of the merger and related transactions. As the Company incurred a loss for the years ended March 31, 2005 and 2004, it did not assume exercise of 123,000 and 20,300 outstanding options, respectively, because to do so would have been anti-dilutive.

New Accounting Standards -In December 2003, the AICPA issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. The SOP addresses accounting for differences between contractual cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. The SOP requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual or valuation adjustment. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. The SOP is effective for loans acquired in fiscal years beginning December 15, 2004. The Company adopted the provisions of SOP 03-3 as of December 31, 2004.

In November 2004, the EITF reached a consensus on EITF Issue No. 03-13 (EITF 03-13), “Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations”. EITF 03-13 provides an approach for evaluating whether the criteria in paragraph 42 of Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, have been met for classifying as a discontinued operation, a component of an entity that either has been disposed of or is classified as held for sale. To qualify as a discontinued operation, paragraph 42 of FAS 144 requires that cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. EITF 03-13 defines which cash flows are relevant for assessing whether cash flows have been eliminated, and it provides a framework for evaluating what types of ongoing involvement constitute significant continuing involvement. EITF 03-13 should be applied to a component of an entity that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not expect that EITF 03-13 will have a material impact on its financial position or results of operations.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 151 and does not believe that its adoption will have a material impact on its financial condition, results of operations and liquidity.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment.” SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock Issued to Employees,” and supersedes Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. As a result, the Company will implement SFAS 123(R) in the reporting period starting April 1, 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS 123(R), nor has it determined the impact on its financial condition, results of operations and liquidity beyond the disclosure on Note 2 of the Notes to Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 153, “Exchange of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 153 and does not believe that its adoption will have a material impact on its financial condition, results of operations and liquidity.

Liquidity -The Company’s consolidated balance sheet at March 31, 2005 had cash, cash equivalents and short-term investments of $95.6 million. Product development for the Company’s clinical diagnostic and vaccine products are at an early development stage. Product development is subject to a number of technical and commercial uncertainties and in part depends upon the Company’s ability to enter into new collaborative arrangements. Accordingly, the Company has not yet completed a business plan for its clinical diagnostic and vaccine products, including immunodiagnostic and PCR technology-based products, does not have definitive product introduction timelines or budgets and has not determined the additional funding, personnel, facilities, equipment or technology that may be required to implement its plans. The Company’s ability to become profitable in the future will depend on, among other things, the introduction of new products to the market. If the Company is unable to develop new products, its business prospects and financial results would be adversely affected.

2. STOCKHOLDERS’ EQUITY

Series B Preferred Stock — In February 2004, the Company issued 1,000 shares of its Series B preferred stock to its chairman and chief executive officer for $7.5 million. The Series B preferred stock economically mirrored the class C interest in MSD (see Note 3) that was held by the Company. Under the terms of the Series B preferred stock, the Company may redeem the Series B preferred stock for $0.01 per share at any time it is no longer entitled to receive distributions with respect to its class C interests in MSD, pursuant to the MSD limited liability company agreement. The shares of the Company’s Series B preferred stock are entitled in the aggregate to 1,000 votes on all matters on which holders of the Company’s common stock may vote. The Company will declare dividends for the Series B preferred stock in connection with any payments received from MSD related to the sale of the Company’s class C interests in MSD.

In connection with the settlement between the Company and MSD, the Company received a $2.0 million non-refundable pre-payment from MSD for future amounts payable by MSD to it pursuant to the buy-out of its interests in MSD. The holder of the Company’s Series B preferred stock will be entitled to a pro-rata share, representing a proportionate amount of the Company’s class C interest in MSD that was funded by the sale of the Series B preferred stock, of the portion of the $2.0 million that is allocable to the Company’s class C interests.

In April 2005, the Company declared and paid a dividend of $57 in respect of shares of Series B preferred stock.

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

Activity related to options under the option plans was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at February 13, 2004	—	—
Granted	22,200	$15.80
Exercised	—	—
Cancelled/forfeited	(1,900)	$15.80

Outstanding at March 31, 2004	20,300	$15.80
Granted	123,900	$7.53
Exercised	—	—
Cancelled/forfeited	(21,200)	$8.03

Outstanding at March 31, 2005	123,000	$8.89

Options exercisable at March 31, 2005	29,000	$15.80
Options available for future grant	5,177,000

Summary information about the Company’s stock options outstanding at March 31, 2005 is as follows:

		Weighted Average	Weighted		Weighted
Range of	Options	Remaining Years of	Average	Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$6.21 — $6.62	86,000	9.67	$6.29	—	$—
$11.85	8,000	9.38	$11.85	—	$—
$15.80	29,000	9.02	$15.80	29,000	$15.80

Total	123,000	9.50	$8.89	29,000	$15.80

Certain detailed stock option disclosures related to options granted under IGEN’s stock option plans have been omitted from these notes to consolidated financial statements as all such options relate only to IGEN and all IGEN options were cancelled in connection with the merger and related transactions.

In connection with the cancellation of IGEN stock options and the payment of the merger consideration for each share covered by IGEN stock options, the Company recorded an allocated noncash compensation charge of $38.8 million during the year ended March 31, 2004. This compensation charge is a component of merger related costs in the consolidated statement of operations and the amount is an allocation from IGEN to the Company based upon an estimate of actual time spent on BioVeris matters by each option holder. In calculating this compensation charge associated with the completion of the merger and related transactions and the cancellation of the IGEN stock options, the Company has applied the guidance of FIN 44 “Accounting for Certain Transactions Involving Stock Compensation” for employee stock options and SFAS 123 for nonemployee stock options. With respect to employee stock options, FIN 44 guidance provides that the compensation charge is calculated based upon the difference between the last trading price of IGEN common stock and the exercise price of each employee stock option, including both vested and unvested employee stock options. With respect to nonemployee stock options, SFAS 123 guidance, provides that the compensation charge is calculated based upon the incremental fair value of the nonemployee stock options resulting from the merger.

In August 2000, IGEN granted 75,000 non-qualified stock options under its 1994 Stock Option Plan in connection with a consulting arrangement for services to be provided to it. The consultant was also the sole owner of Meso Scale Technologies (MST) and a son of IGEN’s and the Company’s chairman and chief executive officer (see Note 3). As a result of certain events in fiscal 2002 and pursuant to Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” IGEN began recognizing expense on a monthly basis as the options were earned and vested, based upon fair value calculated in accordance with the Black-Scholes option pricing model. The options vested ratably over a five-year period through August 2005. As the consulting services were provided to the Company’s businesses, compensation expense of $2.2 million and $386,000 has been reflected in the accompanying financial statements for the years ended March 31, 2004 and 2003, respectively. This amount included $1.8 million incurred in connection with the cancellation of IGEN stock options and the payment of merger consideration recorded in 2004.

Shareholder Rights Plan — In December 2003, the Company’s Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred stock purchase right (Right) for each outstanding share of the Company’s common stock. The Rights were issued to the holders of record of the Company’s common stock outstanding as of February 13, 2004, and with respect to shares of the Company’s common stock issued thereafter. Prior to becoming exercisable, the Rights are evidenced by certificates representing shares of the Company’s common stock and are transferable only in connection with the transfer of the Company’s common stock. Each Right, when exercisable, will detach from the Company’s common stock and will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A participating cumulative preferred stock, par value $0.001 per share, at a price of $50.00, subject to adjustment. Subject to certain exceptions, the Rights are triggered upon the earlier of (1) such time as the Company learns that a person (other than Samuel Wohlstadter and Nadine Wohlstadter and their affiliates, associates and heirs and any trust or foundation to which they have transferred or may transfer shares of the Company’s common stock) has become the beneficial owner of more than 10% of the Company’s common stock then outstanding and (2) such date as may be designated by the Company’s Board of Directors following the commencement of, or the first public disclosure of an intent to commence, a tender offer or exchange offer that would result in a person becoming the beneficial owner of more than 10% of the Company’s common stock then outstanding. If triggered, the Rights would cause substantial dilution to the person that caused them to be triggered. Subject to certain conditions, the Rights are redeemable in whole, but not in part, for $0.001 per Right (subject to adjustment) at the option of the Board of Directors. Until a Right is exercised, the holder of the Right has no rights as a stockholder of the Company. The Rights will expire in 2014 unless redeemed by the Company prior to that date.

3. MESO SCALE DIAGNOSTICS JOINT VENTURE

MSD is a joint venture formed by IGEN and MST in 1995. MST was established and is wholly-owned by Mr. Jacob Wohlstadter, a son of the Company’s chief executive officer, and Jacob Wohlstadter is the president and chief executive officer of MSD. MSD develops, manufactures, markets and sells products utilizing a combination of MST’s multi-array technology together with the Company’s electrochemiluminescence (ECL) technology. MSD’s Sector line of instrumentation is used in drug discovery for high throughput screening, high content screening, multiplexing and target validation. MSD also manufactures and markets a line of its own reagents, assays and plates that are used on these systems.

In August 2001, IGEN amended the MSD joint venture agreement, the MSD limited liability company agreement and certain license and other agreements with MSD and MST to continue the MSD joint venture and entered into various related agreements, including employment and consulting agreements with Jacob Wohlstadter. These agreements are collectively referred to as the “MSD agreements”. An independent committee of the IGEN Board of Directors, with the advice of independent advisors and counsel, negotiated and approved the MSD agreements.

As part of the merger and related transactions, IGEN transferred its equity interest in MSD to the Company and assigned the MSD agreements to the Company. On February 13, 2004, the Company replaced IGEN as a member of MSD. Pursuant to the agreements executed in connection with the merger and related transactions, the MSD joint venture agreement expired upon the completion of the merger on February 13, 2004. However, the MSD limited liability company agreement continued (and the Company remained a member of MSD) and many provisions of the MSD joint venture agreement survived its expiration. In addition, certain other MSD agreements, including certain licenses and other arrangements with MSD, MST and Jacob Wohlstadter assigned to the Company by IGEN continue indefinitely in accordance with their terms.

In August 2004, an independent committee of the Company’s Board of Directors, with the advice of independent counsel, negotiated and approved an agreement with MSD, MST and Jacob Wohlstadter to settle pending litigation and other disputes, pursuant to which MSD or MST agreed to purchase the Company’s interest in MSD, as provided for in the MSD Agreements. The Company also agreed to further amendments to the MSD limited liability company agreement and certain of the other MSD agreements that continue to be in effect. On December 13, 2004, the Company completed the sale to MST of its interests in MSD. For a more detailed discussion of the settlement, see Note 9 – “Litigation.”

Equity interest and capital contributions

Until the time of the sale of its interests in MSD on December 13, 2004, the Company held a 31% voting equity interest in MSD. MST was the only other member of MSD and owned the remaining 69% voting equity interest. The Company also held non-voting interests that entitled it to receive a preferred return on substantially all of its capital contributions. Following the completion of the buyout of the Company’s interests in MSD on December 13, 2004, the Company no longer holds these interests and is entitled to receive only the buyout purchase price.

Neither Dr. Massey nor the Company’s other executive officers or directors had any ownership interest in MST or MSD, other than through ownership of interests in the Company and other than the Series B preferred stock of the Company purchased by Samuel Wohlstadter. Mr. Samuel Wohlstadter disclaims any ownership interest in MST or MSD as a result of Mr. Jacob Wohlstadter’s ownership interest in those entities.

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

During the years ended March 31, 2005, 2004 and 2003, the contributions the Company and IGEN made to MSD were $5.0 million, $56.7 million and $20.5 million, respectively. In August 2004, the Company’s capital contribution of $5.0 million was part of the settlement, of which $3.0 million was in cash and $2.0 million was in the form of a credit against payment of the purchase price for the buyout by MST of the Company’s interest in MSD.

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

Effective March 31, 2004, the Company consolidated the financial results of MSD in accordance with FIN 46, which provides guidance on variable interest entities such as the MSD joint venture and the framework through which an enterprise assesses consolidation of a variable interest entity. The Company adopted FIN 46 as it determined that MSD qualified as a variable interest entity and the Company was a primary beneficiary. The settlement agreement between the parties was determined to constitute a reconsideration event under FIN 46 and the Company has determined that it no longer meets the conditions to be designated as the primary beneficiary of MSD, as certain provisions of the settlement agreement reallocated the obligation to absorb the majority of MSD’s future expected losses. Accordingly, beginning August 12, 2004, the Company has deconsolidated the financial results of MSD and resumed accounting for this investment on the equity method through December 13, 2004, the date of the sale of the Company’s interests in MSD. See Note 1 for a discussion of consolidation accounting for MSD.

During the years ended March 31, 2005, 2004 and 2003 operating costs allocated to MSD by the Company in connection with shared personnel and facilities were approximately $743,000, $6.0 million and $11.9 million, respectively. Operating costs allocated to MSD for the year ended March 31, 2005 are net of a $476,000 write off of unpaid costs in connection with the settlement agreement, in which all claims against MSD, MST and Jacob Wohlstadter were dismissed and released.

For the years ended March 31, 2004 and 2003 and for the period from August 13, 2004 through December 13, 2004, these allocated operating costs reduced certain of the Company’s operating costs and expenses and increased Equity in Loss of Joint Venture in the accompanying consolidated statements of operations. MSD-related losses included in the equity in loss of joint venture were $5.5 million, $19.6 million and $17.6 million for the years ended March 31, 2005, 2004 and 2003, respectively. At March 31, 2004, the Company’s investment in joint venture had been eliminated as part of the consolidation of MSD’s balance sheet. Summarized financial information for MSD is as follows (in thousands):

	Period April 1,
	2004
	through	Years ended March 31,
	December 13,
	2004	2004	2003
Revenue	$10,091	$8,383	$3,247
Operating expense	23,263	28,528	21,357
Net loss	13,064	19,851	18,215

	December 13, 2004	March 31, 2004
Current assets	$36,365	$42,257
Total assets	44,840	49,894
Current liabilities	4,147	3,363
Total liabilities	5,629	3,363
Total members’ equity	39,211	46,531

The following is a summary of the Company’s investment in the MSD joint venture (in thousands):

Balance at April 1, 2003	$9,164
Capital contribution	56,660
Equity in loss of joint venture	(19,616)
Valuation adjustment	(33,700)
Change in accounting principle	33,700

Balance at March 31, 2004	46,208
Capital contribution	5,045
Equity in loss of joint venture	(5,524)
Valuation adjustment	(35,077)
Sale of interests	(10,652)

Balance at March 31, 2005	$—

Buyout of the Company’s interest in MSD

Pursuant to the MSD joint venture agreement, MSD and MST had a joint right to purchase the Company’s entire interest in MSD upon termination or expiration of the MSD joint venture agreement at a price equal to fair market value less a discount that depended on the circumstances giving rise to termination or expiration of the agreement. The MSD joint venture agreement set forth a valuation process for determination of the purchase price, which was to be determined before MSD or MST was required to commit to purchasing the interest. Pursuant to the settlement, MST or MSD agreed to purchase, and the Company agreed to sell, its entire interest in MSD. The purchase of the Company’s interests was completed on December 13, 2004 and accordingly, the Company no longer holds an equity interest in MSD.

As contemplated by the MSD joint venture agreement, the purchase price was to be equal to fair market value of the Company’s interests less a discount factor of 7.5%. Fair market value has been determined in accordance with the valuation process set forth in the MSD joint venture agreement. In the settlement, the Company agreed to certain matters in connection with the valuation process, including the timetable for the appraisals. The Company and MSD each appointed an appraiser; a third appraiser was also appointed. The fair market value was determined to be approximately $9.9 million (the average of the two closest determinations, less the 7.5% discount factor).

Under the MSD joint venture agreement, the parties are responsible for all fees and costs of the appraiser designated by it and one-half of all fees and costs of the third appraiser. Pursuant to the settlement, the Company paid MSD’s share of such fees and costs, which approximated $85,000, which amount was included in the purchase price payable by MST for the Company’s interests in MSD. In addition, as more fully described below, MSD’s rental and expense payment obligations for subleased property for the period from March 1, 2004 through August 31, 2005, approximating $2.3 million, were included in the purchase price of the Company’s interests in MSD in lieu of MSD making current payments.

As provided in the MSD joint venture agreement, MST is required to pay the Company the outstanding purchase price plus simple (cumulated, not compounded) interest at the fixed annual rate of 0.5% over the prime rate or 5.5%, in effect on the purchase date. The purchase price is payable over time in installments equal to the sum of 5% of MSD net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of the Company’s interest in MSD.

As part of the settlement, the Company received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MST to the Company for the purchase price in the form of a credit against amounts the Company agreed to pay MSD pursuant to the settlement. This prepayment was recorded as a deferred liability on the Company’s balance sheet. The amount of the prepayment credit outstanding from time to time will bear simple interest (cumulated, not compounded) at the fixed annual rate of 0.5% over the prime rate or 5.0%, in effect on the date that MST purchased the Company’s interests in MSD. The amount of the prepayment credit that is outstanding is the total amount, including accrued interest, reduced from time to time by the amount due and payable to the Company pursuant to the buyout of its interest in MSD.

No further cash payments will be payable by MST to the Company pursuant to the buyout until the $2.0 million prepayment credit, including accrued interest, is no longer deemed outstanding. In the event sufficient net sales or third-party financings do not materialize, the Company will not receive any additional payments from MST for the purchase of its interests in MSD. As security for the payment obligation, the Company holds a security interest in the interests in MSD that have been purchased. MST may repay all or any part of the outstanding purchase price plus accrued interest at any time and from time to time without penalty.

The following table summarizes the adjustments provided in the joint venture and settlement agreements (in thousands):

Fair market value purchase price	$9,898
Add:
Appraisal fees and costs	85
Rent payment obligations (March 1, 2004 through August 31, 2005)	2,335
Less:
Prepayment credit	(2,000)

Total	$10,318

Note receivable-recorded at the fair value purchase price payments	$4,709

Upon closing of the sale of the Company’s interests in MSD, the total purchase price balance was approximately $10.3 million (net of the $2.0 million prepayment by MSD). The Company recorded a note receivable which has a balance of approximately $4.7 million at March 31, 2005, and which represents the net present value of future payments that the Company expects to realize from the sale of its interests in MSD. Calculating the net present value of future payments that the Company expects to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by the Company could differ from the amount reflected on the balance sheet at March 31, 2005.

The Company had recorded an approximate $1.2 million liability at March 31, 2004 representing the estimated value of MSD’s option to purchase the Company’s interests in MSD. During the year ended March 31, 2005, this liability was offset against the book value of the Company’s interests in MSD upon sale of the Company’s interests, and utilizing the guidance of APB 18, the Company recorded non-cash impairment charges of $35.1 million representing the amount by which the book value of the Company’s interests in MSD exceeded the fair value purchase price of those interests. During the year ended March 31, 2005, the Company recorded interest income on the amount due from the sale of its interests in MSD, net of the interest expense on the prepayment credit, of approximately $171,000.

The holder of the Company’s Series B preferred stock is entitled to a pro-rata share of payments from the sale of the Company’s MSD interests. This pro-rata share approximates 6.3% of the $9.9 million sale price, representing the proportionate amount of the Company’s Class C interest in MSD that was funded by the sale of the Series B stock (including payments allocated to the $2.0 million prepayment).

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

After a notice of termination of a sublease has been sent, MSD is required to pay its pro-rata share of all rental and other expenses the Company incurs under the prime lease. On February 29, 2004, the Company elected to terminate all of the subleases effective the earlier of September 1, 2005, or the date on which the applicable prime lease terminates. As described above, as part of the settlement, MSD’s rental and expense payment obligations for the period from March 1, 2004 through August 31, 2005, which are expected to approximate $2.3 million, were included in the purchase price of the Company’s interests in MSD in lieu of MSD making current payments.

The estimated future rent obligations of MSD of $693,000 for the period from April 1, 2005 through August 31, 2005 has been recorded as deferred rent and is included with current liabilities on the Company’s balance sheet at March 31, 2005. Future rent payments that are related to MSD’s rent obligations will be recorded against the deferred rent liability.

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

•	to cooperate and work in good faith and use reasonable best efforts to assist MSD in securing third-party financing;

•	confidentiality of certain information;

•	to make available to MSD the benefits of certain agreements with third-party licensors, suppliers, vendors, distributors and other providers;

•	to assign to MSD all proprietary information and intellectual property within the MSD research program or research technologies, as described in the MSD agreements, and to ensure that its employees protect such proprietary information; and

•	to defend and indemnify MSD against all claims arising out of the conduct of the MSD research program and to maintain liability insurance to cover the risk of liability resulting from the conduct of that program.

In addition, the Company is obligated under the MSD limited liability company agreement to indemnify each officer and member of the board of managers of MSD with respect to any action taken by such person during the time IGEN or the Company, as the case may be, was or were a member of MSD by reason of the fact that such person is or was an officer or a member of the board of managers of MSD. Under the settlement, the parties agreed that this indemnification obligation applies only to acts, events or inactions, actual or alleged, occurring on or before December 13, 2004 without regard to whether the legal proceeding or other event triggering the indemnification obligation is initiated prior to or after this date.

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

IGEN/MSD license agreement

Under the terms of the IGEN/MSD license agreement, which is one of the MSD agreements, IGEN granted to MSD a worldwide, perpetual, exclusive license (with certain exceptions) to the Company’s technology, including ECL technology, for use in MSD’s research program. In connection with the merger and related transactions, IGEN assigned the IGEN/MSD license agreement to the Company. The IGEN/MSD license agreement survived the expiration of the MSD joint venture agreement and the termination of the Company’s status as a member of MSD. In addition, when the Company ceased to be a member of MSD, it became entitled to receive quarterly royalty payments from MSD of 3% of the net sales price on all products developed and sold by MSD using the patents the Company received as part of the merger and related transactions. The royalty obligation will expire as the relevant patents expire.

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

The Company assumed IGEN’s obligation under the MSD agreements to make its technology available for sublicense by MSD to MST, and these obligations survived the expiration of the MSD joint venture agreement and the termination of the Company’s or MST’s status as a member of MSD. The Company is not, however, obligated to make available for sublicense by MSD to MST any technology or improvements to the Company’s technology developed after the expiration of the MSD joint venture agreement or the termination of the Company’s or MST’s status as a member of MSD. In addition, the Company may terminate its participation in the MSD/MST sublicense agreement upon MSD’s or MST’s material breach, after notice and an opportunity to cure the breach.

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

Jacob Wohlstadter had a consulting agreement with IGEN that the Company assumed and which terminated on August 15, 2004. Pursuant to the consulting agreement, Jacob Wohlstadter was entitled to receive such fees as the Company and Jacob Wohlstadter agree to when consulting services are requested by the Company. The Company did not ask Jacob Wohlstadter to perform, nor did he perform, any compensable consulting services during the years ended March 31, 2005, 2004 and 2003.

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

The Company granted a license to bioMérieux for the development and worldwide-development, use, manufacture and sale of ECL-based nucleic acid test systems on a co-exclusive basis for certain segments of the clinical diagnostics market and on a non-exclusive basis for certain segments of the life science market. Among other things, the agreement provides for royalty payments to the Company on product sales and for product supply arrangements between the parties. Royalty income from bioMérieux of $240,000, $231,000 and $236,000 has been recognized in the accompanying consolidated financial statements for the years ended March 31, 2005, 2004, and 2003, respectively.

The Company granted a license to Eisai for the manufacture and market of a class of ECL-based diagnostic systems for the clinical diagnostics market in Japan. The agreement provides for royalty payments to the Company on product sales. In 2002, the Company and Eisai executed an extension of the license under which the license became non-exclusive in July 2003. Royalty income from Eisai of $1.0 million, $828,000 and $871,000 has been recognized in the accompanying consolidated financial statements for the years ended March 31, 2005, 2004 and 2003, respectively.

5. RELATED PARTIES

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

The Company has shared services arrangements with each of these affiliated companies. These shared services include accounting and finance, human resources and other administrative services, as well as facility related costs and services. Shared services costs allocated to these companies totaled $421,000, $1.0 million and $1.0 million for the years ended March 31, 2005, 2004 and 2003, respectively, which reduced certain operating costs and expenses for the respective periods. Amounts allocated to these affiliated companies are calculated and billed monthly based upon costs incurred by the Company and are determined through allocation methods that include time-spent and square footage utilized. The amount due from affiliated companies under the shared services arrangements was approximately $8,000 at March 31, 2005 and the affiliated companies had prepaid approximately $12,000 under the shared services arrangements at March 31, 2004. All such balances were settled subsequent to each respective year-end.

Since 1995, the Company had engaged the law firm of Wilmer, Cutler & Pickering to provide legal services. Jennifer M. Drogula, who became the daughter-in-law of the Company’s Chief Executive Officer in March 2002, is a partner of that law firm. In addition, the Company had also engaged the law firm of Hale & Dorr LLP to provide legal services. The Company first engaged this law firm in 1994. Deborah Wohlstadter, the wife of Jacob Wohlstadter and daughter-in-law of the Company’s Chief Executive Officer since December 2001, is a junior partner in that law firm. These two firms merged during 2004 creating the firm of Wilmer, Cutler, Pickering, Hale & Dorr LLP. The Company recorded approximately $2.2 million, $400,000 and $200,000 in legal fees with the combined law firm for the years ended March 31, 2005, 2004 and 2003, respectively.

6. COMMITMENTS

The Company leased office, laboratory and manufacturing facilities pursuant to operating leases expiring at various times from fiscal 2006 through fiscal 2011. Rent expense for these operating leases totaled approximately $3.4 million, $2.9 million and $2.9 million for the years ended March 31, 2005, 2004 and 2003, respectively, including approximately $600,000 in fiscal 2005 of leased facilities for use in the Company’s vaccine programs.

At March 31, 2005, the future minimum operating lease payments are as follows (in thousands):

2006	$3,003
2007	2,810
2008	2,783
2009	2,762
2010	2,179
2011 and thereafter	547

Total	$14,084

At March 31, 2005, the Company had committed to sponsor research of approximately $367,000 and $233,000 in fiscal 2006 and 2007, respectively. Subsequent to March 31, 2005, the Company entered into a sponsored research agreement under which it will pay up to $600,000 of research through December 31, 2006.

7. INCOME TAXES

Prior to the merger and related transactions, the Company’s operating results historically had been included in IGEN’s consolidated Federal and state income tax returns. For purposes of the Company’s consolidated financial statements, income taxes have been calculated as if the Company was a stand-alone entity filing a separate tax return.

For the years ended March 31, 2005, 2004 and 2003, the Company recorded no Federal or state income tax expense nor would it have owed any Federal or state income taxes.

In connection with the merger and related transactions, Roche acquired all of the historical net operating loss and tax credit carryforwards of IGEN. The Company, however, has assumed IGEN’s historical cost basis in the assets and liabilities transferred to the Company from IGEN. Deferred income tax assets and liabilities have been computed for differences between financial reporting and tax bases of the assets and liabilities assumed that will result in taxable or deductible amounts in the future. The computation of deferred income taxes is based on enacted tax laws and rates applicable to periods in which the differences are expected to affect the taxable income of the Company. The approximate tax effects of temporary differences that will give rise to the Company’s deferred tax assets are as follows:

	March 31,
	2005	2004	2003
	(In thousands)
Deferred tax assets:
Accruals and reserves	$877	$895	$551
Deferred revenue	300	321	219
Equipment and leasehold improvements	1,711	1,612	1,304
Investment in affiliate	—	1,466	1,954
Net operating loss carryforwards	32,175	3,243	—
Capital loss carryforward	15,247	—	—
Research and development credits	626	114	—
Other	(482)	(416)	(238)

Total deferred tax assets	50,454	7,234	3,790
Less: valuation allowance	(50,454)	(7,234)	(3,790)

Net deferred tax assets	$—	$—	$—

A valuation allowance equal to the total net deferred tax assets has been provided as of March 31, 2005, 2004 and 2003 as management has determined that it is more likely than not that deferred tax assets will not be realized. The increase in the valuation allowance on the deferred tax asset was $43.4 million and $3.4 million for the years ended March 31, 2005 and 2004, respectively. Net operating loss carryforwards as of March 31, 2005 approximate $83 million and $4.7 million in the U.S. and the United Kingdom, respectively. The U.S. losses will begin to expire in 2024 and the U.K. losses can be carried forward indefinitely. The provision for income taxes recorded in the accompanying consolidated statements of operations differs from the amount that would have resulted by applying the U.S. Federal income tax statutory rate as a result of the following:

	Years Ended March 31,
	2005	2004	2003
Income tax provision at federal statutory rate	34.0%	34.0%	34.0%
State and local taxes net of federal benefit	4.6%	4.6%	4.6%
Non-deductible items	(0.3)%	(0.1)%	(0.3)%
Change in valuation allowance	(39.0)%	(3.8)%	(39.9)%
Loss in tax attributes due to change control	0.0%	(35.5)%	0.0%
Other	0.7%	0.8%	1.6%

Effective tax rates	0.0%	0.0%	0.0%

8. EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, and subject to the Employee Retirement Income Security Act of 1974, as amended. The Company made discretionary contributions of $343,000, $508,000 and $544,000 for the years ended March 31, 2005, 2004 and 2003, respectively. The Company is not obligated under any postretirement benefit plan.

9. LITIGATION

In June 2004, the Audit Committee of the Company’s Board of Directors investigated a series of transactions whereby MSD, upon Jacob Wohlstadter’s sole approval and without the Company’s knowledge, purchased residential real property and luxury automobiles for approximately $7.0 million. On June 15, 2004, the Company filed an action in the Court of Chancery of the State of Delaware against Jacob Wohlstadter, MSD and MST and sought an order from the court confirming that the Company remained entitled to designate one of the two members of the MSD Board of Managers and prohibiting MSD from taking any actions outside the ordinary course of MSD’s business without giving prior notice to the Company, pending the final outcome of the litigation. On June 17, 2004, the court ordered that, pending the court’s final determination of the lawsuit, the Company’s representative on the MSD Board of Managers was to remain on the MSD Board of Managers and that MSD was not to engage in any transaction outside the ordinary course of business which had a value in excess of $10,000 without the approval of both members of the MSD Board of Managers.

On June 17, 2004, MSD received $2.9 million from Jacob Wohlstadter as consideration for the proposed sale by MSD to Jacob Wohlstadter of real property and automobiles, pending approval by the MSD Board of Managers. Jacob Wohlstadter also agreed to assume MSD’s obligations with respect to a prospective approximately $4.1 million real property purchase. Also on June 17, 2004, the Company was informed by the staff of the Securities and Exchange Commission that it had commenced an informal inquiry as to certain issues relating to MSD.

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

On July 19, 2004, all of the members of the Company’s Board of Directors met to review the MSD litigation and related issues. As a result of its review, the Board of Directors, with all members participating, unanimously approved a resolution that delegated to the Joint Venture Oversight Committee (“JVOC”) the power and authority to (i) initiate, review, evaluate and determine the course of action the Company should pursue with respect to the pending litigation and any additional litigation against MSD, (ii) communicate and negotiate the terms of any proposed settlement of such litigation and any other matters with respect to MSD and (iii) otherwise deal with MSD in a manner the JVOC deemed to be in the best interests of the Company and its stockholders. The resolution also appointed Messrs. Quinn and Crowley as additional members of the JVOC, resulting in the JVOC consisting of five independent directors, and provided that action of the JVOC should be by unanimous approval of its members.

Following extensive negotiations and the unanimous approval of the JVOC, on August 12, 2004 the parties entered into an agreement to settle the lawsuits involving MSD, MST and Jacob Wohlstadter. Pursuant to the terms of the settlement agreement:

•	the two lawsuits against MSD, MST and Jacob Wohlstadter were suspended and then dismissed with prejudice.

•	subject to certain exceptions, the parties waived all present and future claims against each other and any of their respective affiliates.

•	MSD or MST agreed to purchase the Company’s interests in MSD pursuant to the buyout process set forth in the MSD joint venture agreement in accordance with certain agreed-upon terms and procedures.

•	MSD provided the representation letters requested by its and the Company’s auditors in connection with MSD’s financial statements for the year ended December 31, 2003 and a copy of its audited financial statements for the year ended December 31, 2003, enabling the Company to file its Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

•	the Company paid the fees of MSD’s independent auditor in connection with the audit of MSD and agreed to indemnify MSD, MST and Jacob Wohlstadter against any losses, costs, fees and expenses arising out of any future audits of MSD, the preparation of MSD financial statements requested by the Company or with respect to regulatory or legal proceedings and investigations resulting from the fact that BioVeris is a public company.

•	the Company paid MSD $3.0 million in satisfaction of all amounts that the Company allegedly owed to MSD pursuant to existing agreements between it and MSD. The $3.0 million payment was net of a $2.0 million credit, which represents a non-refundable pre-payment by MSD to the Company for future amounts payable by MSD pursuant to the buyout of the Company’s interests in MSD.

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

10. SEGMENT INFORMATION

The Company operates in one business segment. It is currently engaged in the development, manufacturing and marketing of products for the detection and measurement of biological and chemical substances.

Product sales by region are as follows:

	Years Ended March 31,
	2005	2004	2003
	(In thousands)
BioVeris and Wholly-Owned Subsidiaries:
United States	$16,270	$13,585	$11,993
United Kingdom	3,993	1,607	1,823
All other foreign	440	3,549	2,671

Total	20,703	$18,741	$16,487

Substantially all of the Company’s assets are held in the United States.

Product sales by market are as follows:

	Years Ended March 31,
	2005	2004	2003
	(In thousands)
BioVeris and Wholly-Owned Subsidiaries:
Life Sciences	$11,335	$12,635	$11,895
Biodefense	9,368	6,106	4,592

Total	20,703	$18,741	$16,487

11. QUARTERLY OPERATING RESULTS (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share data)
For the years ended March 31,
2005 (1)
Revenue	$8,245	$7,851	$5,299	$4,904
Loss from operations	(13,245)	(10,190)	(8,784)	(8,039)
Net loss (2)	(12,851)	(45,618)	(11,974)	(7,130)
Net loss per common share	(0.48)	(1.71)	(0.45)	(0.27)

2004
Revenue	$5,073	$5,951	$3,784	$5,148
Loss from operations (3)	(7,368)	(6,817)	(12,367)	(79,918)
Net loss (2)	(12,518)	(11,299)	(15,984)	(53,518)
Net loss per common share (4)	(0.47)	(0.42)	(0.60)	(2.00)

2003
Revenue	$3,130	$4,403	$5,529	$4,712
Loss from operations	(8,630)	(8,924)	(8,008)	(7,888)
Net loss (2)	(12,924)	(13,926)	(11,313)	(12,731)
Net loss per common share (4)	(0.48)	(0.52)	(0.42)	(0.48)

(1)	The Company adopted FIN 46 as of March 31, 2004 and determined that MSD qualified as a variable interest entity. Accordingly, beginning March 31, 2004, the Company consolidated the financial results of MSD. The Company has historically recorded approximately 100% of MSD’s losses. On August 12, 2004, BioVeris, MSD and MST entered into a settlement agreement that resolved litigation between the parties and constituted a reconsideration event under FIN 46. The Company has determined that it no longer met the conditions to be designated as the primary beneficiary of MSD, as certain provisions of the settlement agreement reallocated the obligation to absorb the majority of MSD’s future expected losses. Accordingly, for the period April 1, 2004 through August 12, 2004, the Company has consolidated the financial results of MSD and beginning August 13, 2004, has deconsolidated the financial results of MSD and has accounted for this investment on the equity method through December 13, 2004, the date of the sale of its interests in MSD.

(2)	See Note 3 of the consolidated financial statements for a description of the recording of losses under the equity method of accounting related to the MSD investment.

(3)	Operating costs and expenses for the fourth quarter include certain nonrecurring costs of $75.7 million in connection with the merger and related transactions, which consisted of an allocated one-time, non-cash compensation charge of $38.8 million associated with the cancellation of IGEN stock options and the payment of merger consideration of each share of IGEN common stock covered by such stock options, a $33.7 million charge related to an MSD payment, as well as accounting, legal, printing and registration fees.

(4)	Based on the number of shares of the Company common stock outstanding upon completion of the merger and related transactions.

The sum of quarterly per share amounts may not be equal to per share amounts reported for year-to-date periods. This is due to the effects of rounding for each period.

12. VALUATION AND QUALIFYING ACCOUNTS

The following tables set forth activity in the Company’s valuation and qualifying accounts (in thousands):

	Balance			Balance
	at			at
	Beginning	Provisions		End of
For the years ended March 31,	of Period	Recorded	Write-offs	Period

Allowance for doubtful accounts
2003	$89	$135	$(76)	$148
2004	148	60	—	208
2005	208	20	(1)	227

Inventory reserve
2003	$323	$102	$(112)	$313
2004	313	402	—	715
2005	715	329	(773)	271

Income tax valuation
2003	$3,478	$312	$—	$3,790
2004	3,790	3,444	—	7,234
2005	7,234	43,220	—	50,454

MSD did not have an allowance for doubtful accounts or an income tax valuation account at March 31, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of March 31, 2005. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our principal executive officer and principal financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected .

Changes in Internal Control over Financial Reporting

During the fourth quarter of the year ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisitions, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, our management has concluded that, as of March 31, 2005, our internal control over financial reporting is effective based on those criteria. Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data.”

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item may be found under “Executive Officers of BioVeris Corporation” in “Part I, Item 1 — Business” of this annual report on Form 10-K, as well as under sections captioned “Election of Directors,” “Directors,” Section 16(a) “Beneficial Ownership Reporting Compliance” and “Governance” in our Proxy Statement (the “2005 Proxy Statement”), which will be filed with the SEC not later than 120 days after the close of our fiscal year ended March 31, 2005, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item may be found under the section captioned “Compensation and Other Information Concerning Directors and Officers” in the 2005 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item may be found under the section captioned “Securities Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement, and is incorporated herein by reference.

For certain information with respect to our 2003 stock incentive plan, see “ITEM 5 — Market for Company’s Common Stock and Related Stockholder Matters — 2003 Stock Incentive Plan” and “ITEM 8 — Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item may be found under the section captioned “Certain Relationships and Related Transactions” in the 2005 Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item may be found under the section captioned “Audit Fees” and “Pre-approval of Services by the Independent Auditor” in the 2005 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) Documents filed as part of this Annual Report on Form 10-K.

          (1) Consolidated Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this annual report on Form 10-K. See “ITEM 8 — Consolidated Financial Statements and Supplementary Data.”

          (2) Financial Statement Schedules.

Financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

          (3) Exhibits.

The following exhibits are referenced or included as part of this Annual Report on Form 10-K.

2.1[13]	Agreement and Plan of Merger dated July 24, 2003 among Roche Holding Ltd, 66 Acquisition Corporation II, IGEN International, Inc. and IGEN Integrated Healthcare, LLC.

3.1[9]	Certificate of Incorporation of BioVeris Corporation.

3.2[14]	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional and other Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock of BioVeris Corporation.

3.3[11]	Form of Certificate of Designation of Series B Preferred Stock of BioVeris Corporation.

3.4[9]	Bylaws of BioVeris Corporation.

4.1[14]	Rights Agreement dated January 9, 2004 between BioVeris Corporation and EquiServe Trust Company, N.A.

4.2	Form of Right Certificate for BioVeris Series A Preferred Stock. Filed as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to this Form 10-K

4.3[11]	Specimen Common Stock Certificate.

4.4[11]	Specimen Series B Preferred Stock Certificate.

10.1[13]	License Agreement dated July 24, 2003 by and between IGEN International, Inc. and IGEN LS LLC.

10.2[13]	Improvements License Agreement dated July 24, 2003 by and between Roche Diagnostics GmbH and IGEN International, Inc.

10.3[13]	Covenants Not to Sue dated July 24, 2003 among IGEN Integrated Healthcare, LLC, Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC., Roche Diagnostics GmbH, Roche Holding Ltd and IGEN LS LLC.

10.4[13]	License Agreement (Human IVD, Veterinary IVD, HLA Typing, Paternity, DNA Manufacturing and Plasma Testing) dated as of July24, 2004 among IGEN Integrated Healthcare, LLC, F. Hoffman-La Roche Ltd, Roche Diagnostics GmbH and Roche Molecular Systems, Inc.

10.5[13]	License agreement (Human IVD Services and Animal Diagnostics Services) dated July 24, 2003 among IGEN Integrated Healthcare, LLC, F. Hoffman-La Roche Ltd, Roche Diagnostics GmbH and Roche Molecular Systems, Inc.

10.61*	Agreement dated May 25, 1990 between IGEN, Inc. and Eisai Co., Ltd.

10.7[4]	Supplemental Agreement dated July 23, 1997 between IGEN, Inc. and Eisai Co., Ltd.

10.8[6]	Extension Agreement dated July 11, 2002 between IGEN International, Inc. and Eisai Co., Ltd.

10.91*	License and Technology Developmental Agreement dated May 19, 1993 between IGEN, Inc. and Organon Teknika B.V.

10.101*	Term Sheet for Consolidation of Research Projects between IGEN, Inc. and Proteinix Corporation dated December 14, 1993.

10.111*	Term Sheet for Consolidation of Cancer Research Projects between IGEN, Inc. and Pro-Neuron, Inc. dated December 14, 1993.

10.12[10]	Form of Indemnity Agreement entered into between BioVeris Corporation and its directors and officers.

10.1313+	BioVeris Corporation 2003 Stock Incentive Plan.

10.14[2]	Lease Agreement between IGEN International, Inc. and W-M 16020 Limited Partnership dated September 27, 1994.

10.153*	Joint Venture Agreement, dated as of November 30, 1995, between Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC. and IGEN, Inc.

10.16[3]	Limited Liability Company Agreement, dated as of November 30, 1995, between Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC., and IGEN, Inc.

10.173*	IGEN/MSD License Agreement, dated as of November 30, 1995, between Meso Scale Diagnostics, LLC., and IGEN, Inc.

10.183+	Indemnification Agreement, dated as of November 30, 1995, between IGEN, Inc. and Jacob Wohlstadter.

10.195*	Amendment No.1 to Joint Venture Agreement between Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC., and IGEN International, Inc. dated August 15, 2001.

10.20[5]	First Amendment of Limited Liability Company Agreement of Meso Scale Diagnostics, LLC. dated August 15, 2001 between IGEN International, Inc. and Meso Scale Technologies, LLC.

10.215*	Amendment No.1 to IGEN/MSD License Agreement dated August 15, 2001 between Meso Scale Diagnostics, LLC. and IGEN International, Inc.

10.22[5]	MSD/MST Sublicense Agreement dated November 30, 1995 between MesoScale Diagnostics, LLC., Meso Scale Technologies, LLC. and IGEN, Inc.

10.235*	Amendment No. 1 to MSD/MST Sublicense Agreement dated August 15, 2001 between Meso Scale Technologies, LLC. and IGEN International, Inc.

10.245+	Consulting Agreement between IGEN International, Inc. and Jacob N. Wohlstadter dated November 30, 1996.

10.255+	Indemnification Agreement between IGEN International, Inc., Jacob N. Wohlstadter and JW Consulting Services, L.L.C. dated November 30, 1996.

10.265+*	Employment Agreement between Meso Scale Diagnostics, LLC., IGEN International, Inc., Meso Scale Technologies, LLC. and Jacob N. Wohlstadter dated August 15, 2001.

10.278+	Indemnification Agreement between IGEN International, Inc. and Jacob N. Wohlstadter dated October 6, 2001.

10.2810+	BioVeris Corporation Termination Protection Program.

10.29[7]	Letter Agreement dated March 21, 2003 between IGEN International, Inc., Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC. and JW Consulting Services, L.L.C.

10.3012*	Solicitation, Offer and Award dated June 20, 2003 between IGEN International, Inc. and U.S. Army Space & Missile Defense Command, as amended September 2, 2003.

10.31[12]	Letter Agreement dated August 15, 2001 between IGEN International, Inc., Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC. and Jacob N. Wohlstadter.

10.32[12]	Letter Agreement dated December 1, 2003 between IGEN International, Inc., BioVeris Corporation, Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC. and JW Consulting Services, L.L.C. and Jacob N. Wohlstadter.

10.33[12]	Equity Right Purchase and License Amendment Agreement dated December 30, 2003 between IGEN International, Inc. and Proteinix Corporation.

10.34[12]	Equity Right Purchase and License Amendment Agreement dated December 30, 2003 between IGEN International, Inc. and Wellstat Therapeutics Corporation.

10.35[15]	Services Agreement dated February 10, 2004, among Wellstat Therapeutics Corporation, Wellstat Biologics Corporation, Hyperion Catalysis International Corporation, Proteinix, Inc., Integrated Chemical Synthesizers, Inc. and BioVeris Corporation.

10.36[15]	Agreement dated August 12, 2004, among BioVeris Corporation, MesoScale Diagnostics, LLC., Meso Scale Technologies, LLC., Jacob N. Wohlstadter and Richard J. Massey.

10.37[16]	Charter for the Governance and Nominating Committee of the Board of Directors dated November 15, 2004.

14.1[15]	Corporate Code of Conduct and Business Ethics.

21.1	List of Subsidiaries of BioVeris Corporation. Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP. Filed herewith.

23.2	Consent of Deloitte & Touche LLP. Filed herewith.

23.3	Consent of Deloitte & Touche LLP. Filed herewith.

23.4	Consent of Aronson & Company. Filed herewith.

99.1[13]	Restructuring Agreement dated July 24, 2003 between IGEN International, Inc. and IGEN Integrated Healthcare, LLC.

99.2[13]	Post-Closing Covenants Agreement dated July 24, 2003 among Roche Holding Ltd, IGEN International, Inc. and IGEN Integrated Healthcare, LLC.

99.3[13]	Tax Allocation Agreement dated as of July 24, 2003 among Roche Holding Ltd, 66 Acquisition Corporation II, IGEN International, Inc. and IGEN Integrated Healthcare, LLC.

99.4[13]	Ongoing Litigation Agreement dated July 24, 2003 between IGEN International, Inc., Roche Diagnostics GmbH and Roche Diagnostics Corporation.

99.5[13]	Global Consent and Agreement dated July 24, 2003 among Roche Holding Ltd, IGEN International, Inc., IGEN Integrated Healthcare, LLC, Meso Scale Diagnostics LLC., Meso Scale Technologies, LLC., Jacob Wohlstadter and JW Consulting Services, L.L.C.

99.6[13]	Release and Agreement dated July 24, 2003 among IGEN International, Inc., IGEN Integrated Healthcare, LLC, Hyperion Catalysis International, Inc., Wellstat Biologics Corporation, Wellstat Therapeutics Corporation, Proteinix Corporation and Integrated Chemical Synthesizers, Inc.

99.7[13]	Letter Agreement dated July 24, 2003 among Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC., JW Consulting Services, L.L.C., Jacob N. Wohlstadter and IGEN International, Inc.

99.8[13]	Letter Agreement dated July 24, 2003 between Samuel J. Wohlstadter and IGEN Integrated Healthcare, LLC.

99.9	Meso Scale Diagnostics, LLC. Financial Statements at December 31, 2004 and years ended 2003 and 2002 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

+	Denotes management contract or compensatory plan or arrangement.

*	Denotes confidential treatment applied.

(1)	Previously filed as an exhibit to IGEN, Inc.’s Registration Statement on Form S-1, as amended (Registration No. 33-72992), filed December 16, 1993.

(2)	Previously filed as an exhibit to IGEN, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed July 14, 1995.

(3)	Previously filed as an exhibit to IGEN, Inc.’s Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.

(4)	Previously filed as an exhibit to IGEN International, Inc.’s Form 10-Q for the quarter ended September 30, 1997, filed November 14, 1997.

(5)	Previously filed as an exhibit to IGEN International, Inc.’s Amendment to Form 8-K, filed September 5, 2001.

(6)	Previously filed as an exhibit to IGEN International, Inc.’s Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002.

(7)	Previously filed as an exhibit to IGEN International, Inc.’s Form 10-K for the fiscal year ended March 31, 2003, filed June 30, 2003.

(8)	Previously filed as an exhibit to IGEN International, Inc.’s Form 10-Q for the quarter ended December 31, 2001, filed February 14, 2002.

(9)	Previously filed as an exhibit to BioVeris Corporation’s Registration Statement on Form S-4 (Registration No. 333-109196), filed September 26, 2003.

(10)	Previously filed as an exhibit to BioVeris Corporation’s Registration Statement on Form S-4 (Registration No. 333-109196), filed November 12, 2003.

(11)	Previously filed as an exhibit to BioVeris Corporation’s Registration Statement on Form S-4 (Registration No. 333-109196), filed December 11, 2003.

(12)	Previously filed as an exhibit to BioVeris Corporation’s Registration Statement on Form S-4 (Registration No. 333-109196), filed December 30, 2003.

(13)	Previously filed as an annex to BioVeris Corporation’s Registration Statement on Form S-4 (Registration No. 333-101916), filed January 13, 2004.

(14)	Previously filed as an exhibit to BioVeris Corporation’s Form 8-A filed February 10, 2004.

(15)	Previously filed as an exhibit to BioVeris Corporation’s Form 10-K for the fiscal year ended March 31, 2004, filed August 16, 2004.

(16)	Previously filed as an exhibit to BioVeris Corporations Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVeris Corporation
Date: June 13, 2005	By:	/s/ Samuel J. Wohlstadter
Samuel J. Wohlstadter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel J. Wohlstadter Samuel J. Wohlstadter	Chief Executive Officer (Principal Executive Officer); Director	June 13, 2005
/s/ George V. Migausky George V. Migausky	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 13, 2005
/s/ Richard J. Massey Richard J. Massey	President, Chief Operating Officer; Director	June 13, 2005
/s/ William J. Crowley Jr. William J. Crowley Jr.	Director	June 13, 2005
/s/ John Quinn John Quinn	Director	June 13, 2005
/s/ Anthony Rees Anthony Rees	Director	June 13, 2005
/s/ Joop Sistermans Joop Sistermans	Director	June 13, 2005