Form 10-Q
period 2005-06-30
BIOVERIS CORP
filed 2005-08-09
CIK 1264899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
For Quarter Ended June 30, 2005
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005

Common Stock, par value $0.001	27,226,950 shares

BIOVERIS CORPORATION
Table of Contents

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – June 30, 2005 and March 31, 2005	3

Condensed Consolidated Statements of Operations – For the three months ended June 30, 2005 and 2004	4

Condensed Consolidated Statements of Cash Flows – For the three months ended June 30, 2005 and 2004	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	51

Item 4. Controls and Procedures	51

PART II — OTHER INFORMATION

Item 6. Exhibits	52

Signatures	53
As used herein, “BioVeris”, “we”, “us” and “our” refer to BioVeris Corporation and its subsidiaries. M-SERIES, TRICORDER and BIOVERIS are our trademarks. This Form 10-Q also contains disclosure relating to brand names, trademarks or service marks of other companies, and these brand names, trademarks or service marks are the property of those other holders.

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BIOVERIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2005	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,326	$41,739
Short-term investments	55,765	53,890
Accounts receivable, net	5,746	4,483
Inventory	5,015	5,235
Other current assets	2,640	2,813

Total current assets	100,492	108,160

Equipment and leasehold improvements, net	2,673	3,636

OTHER NONCURRENT ASSETS:
Note receivable	4,971	4,709
Technology licenses	16,819	17,306
Other	353	354

TOTAL ASSETS	$125,308	$134,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,378	$6,457
Accrued wages and benefits	2,022	1,713
Other current liabilities	1,495	1,351

Total current liabilities	7,895	9,521

NONCURRENT DEFERRED LIABILITIES	1,458	1,890

Total liabilities	9,353	11,411

SERIES B PREFERRED STOCK, 1,000 shares designated, issued and outstanding	7,500	7,500

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized, issuable in series:
Series A, 600,000 shares designated, none issued	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 26,728,000 shares issued and outstanding	27	27
Additional paid-in capital	203,464	203,464
Accumulated deficit	(93,914)	(87,238)
Accumulated other comprehensive loss	(1,122)	(999)

Total stockholders’ equity	108,455	115,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,308	$134,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOVERIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30, 2005	June 30, 2004

REVENUES:
Product sales	$4,580	$7,839
Royalty income	309	320
Contract fees	—	86

Total	4,889	8,245

OPERATING COSTS AND EXPENSES:
Product costs	2,048	4,604
Research and development	4,765	7,176
Selling, general and administrative	5,681	9,710

Total	12,494	21,490

LOSS FROM OPERATIONS	(7,605)	(13,245)

INTEREST INCOME	1,318	404
OTHER, NET	(381)	(10)

NET LOSS	$(6,668)	$(12,851)

Net loss per common share (basic and diluted)	$(0.25)	$(0.48)

COMMON SHARES OUTSTANDING (basic and diluted)	26,728	26,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOVERIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30, 2005	June 30, 2004

OPERATING ACTIVITIES:
Net loss	$(6,668)	$(12,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,632	2,011
Loss on disposal of equipment	—	34
Accretion of interest on note receivable	(403)	—
Changes in assets and liabilities:
Increase in accounts receivable	(1,383)	(773)
Decrease (increase) in inventory	220	(35)
Decrease (increase) in other current assets	294	(1,390)
(Decrease )increase in accounts payable and accrued expenses	(2,024)	156
(Decrease) increase in accrued wages and benefits	309	2,920
(Decrease) increase in other liabilities	(210)	91

Net cash used in operating activities	(8,233)	(9,837)

INVESTING ACTIVITIES:
Expenditures for equipment and leasehold improvements	(182)	(727)
Purchases of short-term investments	(9,998)	(89,708)
Sales of short-term investments	8,000	—

Net cash used in investing activities	(2,180)	(90,435)

FINANCING ACTIVITIES:
Payment of distribution gain	—	(20,000)

Net cash used in financing activities	—	(20,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,413)	(120,272)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,739	182,509

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,326	$62,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
BioVeris Corporation (the Company) is a global integrated healthcare company developing proprietary technologies in diagnostics and vaccinology. The Company is dedicated to the commercialization of innovative products and services for healthcare providers, their patients and their communities.
On February 13, 2004, IGEN International, Inc. (IGEN or Parent) and Roche Holding Ltd (Roche) consummated a transaction pursuant to which Roche acquired IGEN and IGEN simultaneously distributed the common stock of the Company, to its stockholders (the merger). The transaction occurred in the following steps:
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
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the three month periods ended June 30, 2005 and 2004, and the Company’s financial position at June 30, 2005.
The results of operations for the interim periods are not necessarily indicative of the results for any future interim period or for the entire year. These financial statements should be read together with the audited financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 filed with the Securities and Exchange Commission (SEC).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation Accounting — The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.
The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, as revised or FIN 46, as of March 31, 2004. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.
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
On August 12, 2004, the Company, MSD and MST entered into a settlement agreement (settlement) that resolved litigation between the parties and constituted a reconsideration event under FIN 46. The Company has determined that it no longer meets the conditions to be designated as the primary beneficiary of MSD. Factors used in this evaluation include the following:
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

The balance sheets for periods subsequent to August 12, 2004 reclassified amounts formerly consolidated or presented on a “gross” basis to be reflected on a “net” basis as investment in joint venture and effective August 13, 2004, the statement of operations reclassified amounts presented on a “gross” basis to be reflected on a “net” basis as equity in loss of joint venture. Accordingly, the statement of operations include the consolidated revenues and expenses of MSD for the period from April 1, 2004 through August 12, 2004, and reflects MSD’s net losses for the period from August 13, 2004 through December 13, 2004, the date of the sale of the Company’s interests in MSD, as equity in loss of joint venture.
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
Short-Term Investments – Short-term investments consist primarily of corporate, federal and municipal debt-securities that are classified as “available-for-sale.” The Company invests its excess cash in accordance with a policy approved by the Company’s Board of Directors. This policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on the Company’s investment by terms and concentrations by type and issuer. These “available-for-sale” securities, which are all due within one year, are accounted for at their fair market value and unrealized gains and losses on these securities, if any, are included in accumulated other comprehensive gain or loss in stockholders’ equity. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which are included in results of operations as generated. For the three months ended June 30, 2005 and 2004, the Company did not have any realized gains or losses.
The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2005:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$25,328	$—	$(289)	$25,039
Municipal bonds	—	—	—	—
U.S. corporate debt	31,559	—	(833)	30,726

	$56,887	$—	$(1,122)	$55,765

Concentration of Credit Risk – During the three months ended June 30, 2005 and 2004, agencies of the U.S. government accounted for 32% and 25% of total revenue, respectively, and 36% and 23% of total consolidated accounts receivable as of June 30, 2005 and March 31, 2005, respectively.

Allowance for Doubtful Accounts - The Company maintains reserves on customer accounts where estimated losses may result from the inability of its customers to make required payments. These reserves are determined based on a number of factors, including the current financial condition of specific customers, the age of accounts receivable balances and historical loss rates. Amounts later determined and specifically identified to be uncollectible are charged or written-off against the reserve. Historically, the Company has not experienced significant credit losses related to an individual customer or group of customers and estimated losses have been within the Company’s expectation. Allowance for doubtful accounts was $293,000 and $227,000 at June 30, 2005 and March 31, 2005, respectively.
Inventory - Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following:

	June 30, 2005	March 31, 2005
	(in thousands)
Finished Goods	$1,905	$1,561
Work in process	663	749
Raw materials	2,447	2,925

Total	$5,015	$5,235

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

	June 30, 2005	March 31, 2005
	(in thousands)
Lab instruments and equipment	$6,693	$6,575
Office furniture and equipment	5,000	4,936
Leasehold improvements	4,005	4,005

	15,698	15,516
Accumulated depreciation and amortization	(13,025)	(11,880)

Total	$2,673	$3,636

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
These PCR licenses are being amortized over an estimated useful life of ten years, which is based upon a consideration of the range of patent lives and the weighted average remaining life of the most important underlying patents, as well as a consideration of technological obsolescence and product life cycles. Amortization expense was $488,000 for the three months ended June 30, 2005 and 2004. Accumulated amortization was $2.7 million and $2.2 million at June 30, 2005 and March 31, 2005, respectively. Amortization expense is expected to approximate $2.0 million for each year through March 31, 2014.
Evaluation of Long-lived Assets -The Company evaluates the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In evaluating the recoverability of an asset, management’s policy is to compare the carrying amount of an asset with the projected undiscounted future cash flow. An impairment loss is measured and recorded based on discounted estimated future cash flows. Management believes that no impairment of these assets exists as of June 30, 2005.
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
The following is a reconciliation of the Company’s general product warranty reserve:

	Three Months Ended
	June 30, 2005	June 30, 2004

BioVeris and Wholly-Owned Subsidiaries:
Balance, beginning of period	$366	$450
Provisions recorded	11	102
Actual costs incurred	(90)	(102)

Balance, end of period	$287	$450

As of March 31, 2005, the Company’s general product warranty reserve was $366,000.

The following is a reconciliation of the Company’s deferred revenue related to extended warranty arrangements and includes a summary of the revenue and cost components associated with extended warranties:

	Three Months Ended
	June 30, 2005	June 30, 2004

BioVeris and Wholly-Owned Subsidiaries:
Deferred revenue, beginning of period	$621	$678
Extended warranties issued	322	410
Amortization of extended warranties	(293)	(306)
Costs incurred during the period	238	216
Settlement during the period of costs incurred	(238)	(216)

Balance, end of period	$650	$782

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair value due to their short maturities.
Comprehensive Loss- Comprehensive loss is comprised of net loss and other items of comprehensive loss. The Company’s comprehensive loss for the three months ended June 30, 2005 and 2004 was $6.8 million and $12.8 million, respectively. Other comprehensive loss of $123,000 and other comprehensive gain of $31,000 for the three months ended June 30, 2005 and 2004, respectively, includes unrealized gains and losses on “available-for-sale” securities that are excluded from net loss.
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

Foreign Currency - Gains and losses from foreign currency transactions such as those resulting from the settlement of foreign receivables or payables, are included in the results of operations as incurred. These amounts were not material during the three months ended June 30, 2005, and 2004.
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
The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS 123” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,
	2005	2004

Net loss, as reported	$(6,668)	$(12,851)

Deduct: Total stock-based employee compensation expense determined under fair value method	(63)	(48)

Pro-forma net loss	$(6,731)	$(12,899)

Loss per share:
Basic and diluted loss per common share – as reported	$(0.25)	$(0.48)
Basic and diluted loss per common share – pro forma	$(0.25)	$(0.48)
The pro forma net loss and pro forma net loss per share disclosed above is not representative of the effects on net loss and net loss per share on a pro forma basis in future periods, as future periods may include grants by the Company of options for the Company’s common stock.
The Company did not grant any stock options during the quarters ended June 30, 2005 and 2004. In July 2005, the Company granted 500,000 shares of restricted stock and 266,000 options to purchase common stock under the Company’s 2003 Stock Incentive Plan.
Loss Per Share - The Company uses SFAS No. 128 “Earnings per Share” for the calculation of basic and diluted loss per share. For each of the three months ended June 30, 2005 and 2004, the Company incurred a net loss; therefore, net loss per common share does not reflect the potential dilution that could occur to common shares related to outstanding stock options. As the Company incurred a loss for the three months ended June 30, 2005 and 2004, it did not assume exercise of 123,000 and 20,300 outstanding options, respectively, because to do so would have been anti-dilutive.

New Accounting Standards — In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment.” SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock Issued to Employees,” and supersedes Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. As a result, the Company will implement SFAS 123(R) in the reporting period starting April 1, 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS 123(R), nor has it determined the impact on its financial condition, results of operations and liquidity beyond the disclosure on Note 2 of the Notes to Condensed Consolidated Financial Statements.
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
In May 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in the net income of the period. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the provisions of SFAS 154 and does not believe that its adoption will have a material impact on its financial condition, results of operation and liquidity.
3. MESO SCALE DIAGNOSTICS JOINT VENTURE
MSD was a joint venture formed by IGEN and MST in 1995. MST was established and is wholly-owned by Mr. Jacob Wohlstadter, a son of the Company’s chief executive officer, and Jacob Wohlstadter is the president and chief executive officer of MSD. MSD develops, manufactures, markets and sells products utilizing a combination of MST’s multi-array technology together with the Company’s electrochemiluminescence (ECL) technology. MSD’s Sector line of instrumentation is used in drug discovery for high throughput screening, high content screening, multiplexing and target validation. MSD also manufactures and markets a line of its own reagents, assays and plates that are used on these systems.

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
None of the Company’s executive officers or directors had any ownership interest in MST or MSD, other than through ownership of interests in the Company and other than the Series B preferred stock of the Company purchased by Samuel Wohlstadter. Mr. Samuel Wohlstadter and Mrs. Nadine Wohlstadter disclaim any ownership interest in MST or MSD as a result of Mr. Jacob Wohlstadter’s ownership interest in those entities.
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
During the three months ended June 30, 2005 and 2004, operating costs allocated to MSD by the Company in connection with shared personnel and facilities were approximately $233,000 and $526,000, respectively.
Buyout of the Company’s interest in MSD
Pursuant to the MSD joint venture agreement, MSD and MST had a joint right to purchase the Company’s entire interest in MSD upon termination or expiration of the MSD joint venture agreement at a price equal to fair market value less a discount that depended on the circumstances giving rise to termination or expiration of the agreement. Pursuant to the settlement, MST agreed to purchase, and the Company agreed to sell, its entire interest in MSD. The purchase of the Company’s interests was completed on December 13, 2004 and accordingly, the Company no longer holds an equity interest in MSD.
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

As part of the settlement, the Company received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MST to the Company for the purchase price in the form of a credit against amounts the Company agreed to pay MSD pursuant to the settlement. This prepayment was recorded as a deferred liability on the Company’s balance sheet. The amount of the prepayment credit outstanding from time to time will bear simple interest (cumulated, not compounded) at the fixed annual rate of 0.5% over the prime rate or 5.0%, in effect on the date that MST purchased the Company’s interests in MSD. The amount of the prepayment credit that is outstanding was approximately $1.9 million at June 30, 2005.
No further cash payments will be payable by MST to the Company pursuant to the buyout until the prepayment credit, including accrued interest, is no longer deemed outstanding. In the event sufficient net sales or third-party financings do not materialize, the Company will not receive any additional payments from MST for the purchase of its interests in MSD. As security for the payment obligation, the Company holds a security interest in the interests in MSD that have been purchased. MST may repay all or any part of the outstanding purchase price plus accrued interest at any time and from time to time without penalty.
The following table summarizes the adjustments provided in the joint venture and settlement agreements (in thousands):

Fair market value purchase price	$9,898
Add:
Appraisal fees and costs	85
Rent payment obligations (March 1, 2004 through August 31, 2005)	2,335
Less:
Prepayment credit	(2,000)

Total	$10,318

Note receivable-recorded at fair value	$4,971

Upon closing of the sale of the Company’s interests in MSD, the total purchase price balance was approximately $10.3 million (net of the $2.0 million prepayment by MSD). The Company recorded a note receivable which has a balance of approximately $5.0 million at June 30, 2005, and which represents the net present value of future payments that the Company expects to realize from the sale of its interests in MSD. The note receivable will be accreted to fair value over the term of the expected payments on the note. Total accretion during the three months ended June 30, 2005 was approximately $400,000 and has been recorded as a component of interest income. Calculating the net present value of future payments that the Company expects to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by the Company could differ from the amount reflected on the balance sheet at June 30, 2005.
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

Transitional services and subleases
When the MSD joint venture agreement expired, the Company was no longer required to provide research personnel and corporate services to MSD. The Company has continued, and expects that it will continue, to provide limited corporate services, consisting primarily of purchasing services support, to MSD on a transitional basis at MSD’s expense. The Company bills MSD for the cost of these services on a periodic basis.
MSD leases certain facilities and related equipment from the Company (including laboratory facilities located in the Company’s corporate headquarters) pursuant to sublease agreements which remained in effect following the expiration of the joint venture agreement. The term of each sublease will expire one day prior to the expiration of the prime lease for that facility. Each sublease agreement provides that, subject to certain exceptions, the Company must exercise all available extension rights under the prime lease. Each of MSD and the Company may unilaterally terminate any or all of the subleases by providing at least 18 months prior written notice of termination, and on February 29, 2004, the Company elected to terminate all of the subleases effective September 1, 2005. Notwithstanding the termination of any sublease, MSD may elect to remain in the subleased facility after the 18-month period expires for any period of time selected by MSD, but not longer than one day prior to the expiration of the prime lease (including any extensions to the prime lease).
Effective September 1, 2005, MSD is required to pay its pro-rata share of all rental and other expenses the Company incurs under the prime lease. As described above, as part of the settlement, MSD’s rental and expense payment obligations for the period from March 1, 2004 through August 31, 2005, which are expected to approximate $2.3 million, were included in the purchase price of the Company’s interests in MSD in lieu of MSD making current payments. The estimated future rent obligations of MSD of $251,000 for the period from July 1, 2005 through August 31, 2005 has been recorded as deferred rent and is included with current liabilities on the Company’s balance sheet at June 30, 2005. Future rent payments that are related to MSD’s rent obligations will be recorded against the deferred rent liability.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2005 and for the three months ended June 30, 2005 and 2004 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended March 31, 2005 filed with the SEC.
This quarterly report contains forward-looking statements within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. All statements in this quarterly report that are not historical facts are hereby identified as “forward-looking statements” including any statements about markets and potential markets, market growth for diagnostic products, potential impact of competitive products, our expectations regarding future revenue, the potential market for products in development, the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, the need for and availability of additional capital and other forward-looking statements. The words “may,” “should,” “will,” “expect,” “could,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions have been used to identify certain of the forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates and projections and they are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These statements are not guarantees of future performance, involve certain risks, uncertainties, and assumptions that are difficult to predict, and are based upon assumptions as to future events that may not prove accurate. Therefore, actual outcomes and results may differ materially from what is expressed herein.
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
Our M-SERIES instruments are used in biodefense programs for homeland security, including by the Department of Defense or DOD. We believe there will be an increasing opportunity to sell our products for biodefense tools by commercial, governmental and military organizations around the world, as well as in public health.

We are also selling two types of M-SERIES instruments for life science research to pharmaceutical and biotechnology researchers, as well as to scientists at academic and government research institutions. We have recently introduced proprietary products for immunogenicity testing. Immunogenicity testing is performed by pharmaceutical and biotechnology companies in order to characterize the ability of protein-based therapeutics to stimulate an immune response. Antibodies that result from an immune response to a protein-based drug can reduce its efficacy and cause significant side effects, such as allergic reactions. Because of serious side effects that have been reported over the last year, it has become increasingly necessary to determine if an immune response to protein-based drugs develops in patients by screening for the presence of antibodies, confirming their specificity, characterizing the type of antibodies present and determining whether they interfere with binding events. Immunogenicity testing is done during pre-clinical studies and may continue through the clinical trials required for regulatory approval. In some cases, the FDA requires additional testing after a drug has been approved. Our M-SERIES product line for the life science market is believed by us to be ideally suited to perform immunogenicity testing by measuring low affinity antibodies with high sensitivity, all in the presence of the highly concentrated drug.
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
We have entered into an agreement with the National Research Council of Canada (NRC) for a license to patent rights to candidates for a group B streptococcus (GBS) Type II and Type V vaccine and a group B meningococcus (GBM) vaccine. Under the agreement with the NRC, we acquired worldwide, exclusive rights to commercialize products for possible use in the prevention, diagnosis and treatment of disease caused by GBS, a leading cause of sepsis, pneumonia, and meningitis among newborns. We received similar worldwide rights, with the exclusion of Canada, to NRC’s GBM vaccine technologies for the prevention of meningococcal B meningitis and sepsis.
We have also entered into an option agreement with the University of Massachusetts at Amherst (UMA) for exclusive patent rights to a unique vaccine candidate for Chlamydia, the most frequently reported infectious disease in the United States. Under the agreement with UMA, we acquired a first option for exclusive rights to commercialize products for possible use in the prevention, diagnosis and treatment of all chlamydial infections, including the disease, chlamydia, caused by the bacterium, Chlamydia trachomatis.
In August, 2005, we completed a Technology License Agreement with Baxter Healthcare Corporation for exclusive patent rights to a broad portfolio of vaccine candidates. Vaccines covered by the Agreement include those for the prevention of diseases caused by Group A streptococci, Group B streptococci, Pneumococci, Group B meningococci, anthrax bacilli and urinary tract infection associated with E coli. Under that agreement, we receive exclusive rights to patents or know-how related to the manufacture, production, use and commercialization of the vaccine candidates.

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
Except for the period during which we consolidated the financial results of MSD, which was March 31, 2004 through August 12, 2004, we have recorded our proportionate share of MSD losses, representing approximately 100% of MSD’s losses. For this consolidation period, we reclassified amounts in the statement of operations formerly recorded on a “net” basis as equity in loss of joint venture to amounts recorded on a “gross” basis primarily as revenue, product costs, research and development expenses and selling, general and administrative expenses. As a result, our revenues and expenses for three months ended June 30, 2005 decreased.
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
MSD or MST is required to pay us the outstanding purchase price over time in installments equal to the sum of 5% of MSD net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of our interests in MSD. As part of the settlement, we received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MSD to us for the purchase price in the form of a credit against amounts we agreed to pay MSD pursuant to the settlement. No further cash payments will be payable by MSD to us pursuant to the buyout until the prepayment credit, which has a balance of $1.9 million at June 30, 2005, is no longer deemed outstanding.

Upon the sale of our interests in MSD, we recorded a note receivable that had a balance at June 30, 2005 of approximately $5.0 million, which represented the net present value of future payments that we expect to realize from the sale of our interests in MSD. Calculating the net present value of future payments that we expect to realize from MSD as payment for the purchase price, requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the balance sheet at June 30, 2005. We expect that MSD will require substantial additional funding for its ongoing operations. If MSD is not able to obtain this funding, or in the event sufficient net sales or third-party financings of MSD do not materialize, we will not receive any additional payments from MST for the purchase of our interests in MSD.
For a more complete description of the sale of our MSD interests and the MSD agreements, see “Part I — ITEM 1, Condensed Consolidated Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3”.
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

Supplemental Consolidated Statements of Operations Data (1):

	Three Months Ended
	June 30, 2005	Three Months Ended June 30, 2004
	BioVeris and	BioVeris and
	Wholly-Owned	Wholly-Owned		Consolidating
	Subsidiaries	Subsidiaries	MSD	Eliminations	Consolidated
	(In thousands, except per share data)
Revenues:

Product sales	$4,580	$4,886	$2,953	$—	$7,839
Royalty income	309	320	—	—	320
Contract fees	—	20	66	—	86

Total	4,889	5,226	3,019	—	8,245

Operating costs and expenses:
Product costs	2,048	2,264	2,340	—	4,604
Research and development	4,765	4,561	2,682	(67)	7,176
Selling, general and administrative	5,681	6,608	3,102	—	9,710

Total operating costs and expenses	12,494	13,433	8,124	(67)	21,490

Loss from operations	(7,605)	(8,207)	(5,105)	67	(13,245)

Interest income	1,318	404	—	—	404
Other, net	(381)	(54)	44	—	(10)
Equity in loss of joint venture	—	(4,994)	—	4,994	—

Net loss	$(6,668)	$(12,851)	$(5,061)	$5,061	$(12,851)

Net loss per common share	$(0.25)	$(0.48)	$(0.19)	$0.19	$(0.48)

Shares used in computing net loss per common share	26,728	26,728	26,728	26,728	26,728

(1)	Effective March 31, 2004, we consolidated the financial results of MSD in accordance with FIN 46. On August 12, 2004, BioVeris, MSD and MST entered into a settlement agreement that resolved litigation between the parties and constituted a reconsideration event under FIN 46. We have determined that we no longer meet the conditions to be designated as the primary beneficiary of MSD, as certain provisions of the settlement agreement reallocated the obligation to absorb the majority of MSD’s future expected losses. Accordingly, beginning August 12, 2004, we have deconsolidated the financial results of MSD and have accounted for this investment on the equity method through December 13, 2004, the date of the sale of our interests in MSD.

Results of Operations
Three months ended June 30, 2005 and 2004
During the three months ended June 30, 2004, MSD’s results of operations are consolidated with the results of operations of BioVeris and its wholly-owned subsidiaries.
Revenues. Our consolidated revenues for the quarter ended June 30, 2005 decreased by approximately $3.3 million or 40% to $4.9 million from $8.2 million in the corresponding prior year period. Of the $3.3 million decrease, $3.0 million represents MSD revenues which were consolidated with BioVeris’ revenues during 2004.
Our consolidated product sales were $4.6 million for the quarter ended June 30, 2005, a decrease of 41%, from $7.8 million in the corresponding prior year period. Of this $3.2 million decrease, $3.0 million represents MSD product sales. BioVeris’ sales of biodefense products in 2005 were $2.3 million, an increase of $100,000 over the prior year. Sales of products for the life science market were $2.3 million for 2005, a decrease of $300,000 from the prior year. These changes in product sales reflect the change of orders and product deliveries for biodefense and life science products, which are based on our customers’ requirements.
We anticipate continuing increases in biodefense related sales as a result of our ongoing biodefense initiatives. We have a contract with the DOD pursuant to which the DOD may purchase tests for the detection of specific toxins in environmental samples. Under the contract, the DOD may, at its option, make purchases of up to $23.0 million over a period of up to 48 months through June 2007. Through June 30, 2005, the DOD had purchased approximately $8.5 million of products. The U.S. government can terminate, suspend or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.
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
Operating Costs and Expenses. Consolidated product costs were $2.0 million (45% of total product sales) for the quarter ended June 30, 2005 compared to $4.6 million (59% of total product sales) in 2004. The current year decrease of $2.6 million consists of $2.3 million due to the consolidation of MSD’s product costs in 2004, and a $300,000 reduction in BioVeris’ costs. BioVeris’ product costs in 2005, as a percentage of total product sales, were 45% compared to 46% in 2004. Our future profit margin is subject to change due to a number of uncertainties relating to, among other things, the launch of new instrument systems.

Consolidated research and development expenses were $4.8 million for the quarter ended June 30, 2005, which represents a decrease of 31% over the prior year costs of $7.2 million. The $2.4 million decrease consists of $2.7 million due to the consolidation of MSD’s research and development expenses in 2004, and a $300,000 increase in BioVeris’ costs. BioVeris’ research and development expenditures increased in the current period due primarily to higher facilities and personnel costs. Research and development expenses primarily relate to ongoing development costs and product enhancements associated with the M-SERIES family of products, development of new assays and research and development of new systems and technologies, including point-of-care products. We expect research and development costs to increase as product development and core research expand, including costs associated with our efforts in vaccines, developing clinical diagnostics and biodefense testing products, and development of a proprietary approach for determining an individual’s personal immune status through unique diagnostic test panels.
We have expanded our business model to target the field of vaccines which will require substantial research and development expenditures. For example, we have entered into an exclusive option agreement with CHRCO for exclusive patent rights to a unique vaccine candidate for Neisseria meningitidis serogroup B, which causes meningitis. The agreement provides that we will sponsor up to $800,000 of research at CHRCO over a two-year period and if the option is exercised, make additional payments for license and milestone fees for initiating and completing human clinical trials and receiving regulatory approvals. Payments on this agreement began in October 2004 and totaled $100,000 in the quarter ended June 30, 2005. We have entered into an agreement with the NRC for a license to patent rights to candidates for a group B streptococcus Type II and Type V vaccine and a group B meningococcus vaccine. Under the license agreement, we are required to pay a royalty on product sales, including a minimum $10,000 annual royalty, and we are responsible for conducting or sponsoring the research and development of these vaccine candidates. We have also entered into a Sponsored Research Agreement with UMA under which we will sponsor up to $600,000 of research at UMA through calendar 2006 aimed at developing a vaccine candidate for chlamydia. In addition, we have leased facilities at an annual cost of approximately $600,000 for use in the vaccine programs.
Consolidated selling, general and administrative expenses were $5.7 million in the quarter ended June 30, 2005, which represents a decrease of 41% over the prior year costs of $9.7 million. Of this $4.0 million decrease, $3.1 million represents MSD’s selling, general and administrative expenses in 2004. BioVeris’ decrease in selling, general and administrative costs of $900,000 was primarily attributable to lower professional fees in the current year. Professional fees in the prior year included costs associated with our litigation and settlement with MSD.
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
Interest Income. Interest income was $1.3 million and $404,000 in the quarters ended June 30, 2005 and 2004, respectively. Interest income increased in the current year due to higher rates of return on invested funds. Interest income in the current year also includes approximately $400,000 from the accretion of income related to the note receivable from MSD.

Net Loss. The net loss for the quarter ended June 30, 2005 was $6.7 million ($0.25 per common share), compared to a net loss of $12.9 million ($0.48 per common share) in 2004. The decrease in the net loss is primarily caused by operating expenses exceeding our revenues by a lesser amount.
Liquidity and Capital Resources

	June 30, 2005	March 31, 2005

Cash, cash equivalents and short term investments	$87,091	$95,629

Working capital	92,597	98,639

	Three Months Ended
	June 30, 2005	June 30, 2004

Cash provided by(used in):

Operating activities	$(8,233)	$(9,837)

Investing activities	(2,180)	(90,435)

Financing activities	—	(20,000)

Capital expenditures (included in investing activities above)	(182)	(727)
Cash Used in Operating Activities
Net cash used for operations was $8.2 million and $9.8 million during the three months ended June 30, 2005 and 2004, respectively. The decrease in cash used for operations in the current period resulted primarily from a lower net loss offset by changes in non-cash adjustments to the net loss and increased for higher working capital requirements in the current period.
Cash Used in Investing Activities
We used approximately $200,000 and $700,000 of cash for the acquisition of equipment and leasehold improvements during the three months ended June 30, 2005 and 2004, respectively. During the three months ended June 30, 2005 and 2004, we purchased $10.0 million and $89.7 million, respectively, of short-term investments, and in the current period we received proceeds of $8.0 million from the sale of short-term investments.
Cash Used in Financing Activities
During the three months ended June 30, 2004, we used $20.0 million of cash for the distribution gain payment to Roche associated with the merger and related transactions.
During the three months ended June 30, 2005, we declared and paid a dividend of $57 in respect of shares of series B preferred stock. In July 2005, we declared and paid a dividend of $8,503 in respect of shares of series B preferred stock.

MSD
We made no investment contributions to MSD during the three months ended June 30, 2005 and 2004. During the three months ended June 30, 2005 and 2004, operating costs allocated to MSD by us in connection with shared personnel and facilities totaled $233,000 and $526,000, respectively. The specific nature and amount of our allocations for 2005 and 2004 are being reviewed by MSD.
Contractual Obligations
We have contractual obligations associated with ongoing business activities which will result in cash payments in future periods. In addition, we believe that material commitments for capital expenditures may be required in a variety of areas, such as product development programs and the build-out of new facilities. We have not, at this time, made material commitments for any such capital expenditures and have not secured additional sources, if necessary, to fund such commitments.
As of June 30, 2005, our material future obligations were as follows (in thousands):

	Operating
	Lease	Sponsored
Years Ended March 31,	Payments	Research	Total

2006	$3,096	$490	$3,586
2007	2,904	463	3,367
2008	2,871	—	2,871
2009	2,827	—	2,827
2010	2,241	—	2,241
2011 and thereafter	558	—	558

Total	$14,497	$953	$15,450

Included in the operating lease payments above is approximately $600,000 per year of leased facilities for use in our vaccine programs. Subsequent to June 30, 2005, we entered into a ten-year lease agreement for additional facilities for manufacturing and other corporate uses, with an annual base rent commitment of approximately $1.0 million. In August, 2005, we completed a Technology License Agreement with Baxter Healthcare Corporation for exclusive patent rights to a broad portfolio of vaccine candidates. We paid a $200,000 license issue fee and may also make additional future payments for patent costs, milestone fees for initiating and completing human clinical trials and receiving regulatory approvals. We are also required to pay royalties on product sales and beginning in 2010, are required to pay a minimal annual royalty of $500,000 that is creditable against any other milestone payments and royalties.
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
As of June 30, 2005, we had no off-balance sheet arrangements.
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
Factors considered in determining our level of control include the fact that we had less than 50% of the voting equity interest in MSD; that we did not have exclusive authority over MSD decision making and had no ability to unilaterally modify the joint venture agreements; and that we had the right to appoint only one out of two seats on MSD’s board of managers. A different assessment of these factors could have provided for the use of consolidation accounting rather than the equity method, in which case a consolidation of our financial statements with those of MSD would have been appropriate. Consolidation accounting would have required certain reclassifications within our consolidated financial statements but would not have materially affected our financial position or net loss. See “Part I — ITEM 1 — Condensed Consolidated Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Meso Scale Diagnostics Joint Venture.”
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
On August 12, 2004, BioVeris, MSD and MST entered into a settlement agreement that resolved litigation between the parties and constituted a reconsideration event under FIN 46. We have determined that we no longer meet the conditions to be designated as the primary beneficiary of MSD. Factors used in this evaluation include:
•	We do not have a significantly large variable interest in MSD to be the primary beneficiary. We will hold only a secured note whereas the purchaser, MST, will be “at risk” for all of its equity;
•	After December 13, 2004 and for the remaining life of MSD, we ceased to absorb any MSD losses; and
•	MST will absorb the majority of the expected losses of MSD.
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
We recorded a note receivable which has a balance of approximately $5.0 million at June 30, 2005, and which represents the net present value of future payments that we expect to realize from the sale of our interests in MSD. Calculating the net present value of future payments that we expect to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the balance sheet at June 30, 2005.
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

In May 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in the net income of the period. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the provisions of SFAS 154 and do not believe that its adoption will have a material impact on our financial condition, results of operation and liquidity.
Forward-Looking Information and Risk Factors That May Affect Future Results
Risks Relating to Us and Our Business
OUR BUSINESS HAS A HISTORY OF LOSSES AND WE WILL HAVE FUTURE LOSSES AND NEGATIVE CASH FLOW.
We incurred net losses of $77.6 million, $93.3 million and $50.9 million for the years ended March 31, 2005, 2004 and 2003, respectively and net losses of $6.7 million and $12.9 million for the three months ended June 30, 2005 and 2004, respectively. We expect to continue to incur operating losses and negative cash flow as a result of our expenses for manufacturing, marketing and sales capabilities, research and product development, and general and administrative costs.
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
We have recorded a net book value for the PCR licenses of $16.8 million at June 30, 2005. If we are unable to successfully develop any products using PCR technology because such PCR technology has become obsolete or the future cash flows attributable to products using PCR technology are insufficient to realize the remaining carrying value of the license, we would be required to write off the remaining net book value or record an impairment of the value of the PCR license. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.
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
VACCINE DEVELOPMENT IS A LONG, EXPENSIVE AND UNCERTAIN PROCESS, AND DELAY OR FAILURE CAN OCCUR AT ANY STAGE OF THE PROCESS.
To develop vaccine candidates, we must provide the FDA and foreign regulatory authorities with clinical data that demonstrates adequate safety and immune response. Statistically significant effectiveness of our vaccine product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for commercial sale. Vaccine development to show adequate evidence of effectiveness in animal models and safety and immune response in humans is a long, expensive and uncertain process, and delay or failure can occur at any stage of our animal studies or clinical trials. Any delay or significant adverse clinical events arising during any of our clinical trials could force us to abandon a vaccine candidate altogether or to conduct additional clinical trials in order to obtain approval from the FDA or foreign regulatory bodies. These development efforts and clinical trials are lengthy and expensive, and the outcome is uncertain. If we are unable to successfully develop our vaccine candidates, our business could suffer.
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
We have recorded the net present value of the receivable due to us from the sale of our interests in MSD in the amount of $5.0 million at June 30, 2005. If we do not receive the full purchase price over time, from the sale of our interests in MSD, we would be required to write off the remaining net present value or record an impairment of the value of the receivable. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.
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
We have documented and tested our internal control procedures as of March 31, 2005 in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which we refer to in this Form 10-Q as SOX, and which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants attesting to and reporting on these assessments. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with SOX. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.
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
Our executive officers and directors, in the aggregate, own approximately 24% of the outstanding shares of our common stock. Our chairman and chief executive officer owns approximately 19% of the outstanding shares of our common stock. As a result, certain of our executive officers or directors may have significant influence over the election of directors and may be able to significantly influence the outcome of proposed corporate actions supported or opposed by other stockholders. In addition, as a result of their shareholdings, certain of our executive officers and directors could have significant influence over the outcome of potential transactions, including acquisition transactions, that may be supported by other stockholders.
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
In addition, we have adopted a stockholder rights agreement, pursuant to which one right attached to each share of our common stock outstanding. These rights will in most cases cause substantial dilution to a person that attempts to acquire or merge with us without the approval of our board of directors by permitting the holders of these rights (other than the person attempting to acquire or merge with us) to, upon the occurrence of specified circumstances, purchase, at a substantial discount, shares of our Series A participating cumulative preferred stock or shares of common stock of the person that attempts to acquire or merge with us. Accordingly, the existence of these rights may deter potential acquirers from making a takeover proposal or a tender offer.
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
Under the BioVeris 2003 stock incentive plan, our executive officers, directors, employees and consultants are from time to time granted options or other equity-based awards, such as phantom stock or restricted stock, to purchase up to 5.3 million shares of our common stock. If our executive officers, directors, employees and consultants exercise their options or other equity-based awards, if and when granted and exercisable, and purchase shares of our common stock, your investment in our common stock will be diluted.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in exchange rates where we sell direct in local currencies, primarily in the United Kingdom and Germany. Certain other foreign sales are denominated in U.S. dollars and have no exchange rate risk. Gains and losses resulting from foreign currency transactions have historically not been material.
Our balance sheet at June 30, 2005 had cash, cash equivalents and short-term investments of $87.1 million which is approximately 69% of total assets. We invest excess cash in accordance with a policy approved by our Board of Directors. The policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on our investments by terms and concentrations by type and issuer. We invest our excess cash in money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less. At June 30, 2005, we had invested $51.0 million in securities of the U.S. government, municipal bonds, and U.S. corporate debt, which were recorded as short-term investments.
Our invested cash is sensitive to changes in the general level of interest rates. Based on our cash, cash equivalents and short-term investments balance at June 30, 2005, a 1% movement in interest rates would have an approximately $0.9 million impact on our annual interest income and annual net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
For the quarterly period ended June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2005, our disclosure controls and procedures were effective.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

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

BioVeris Corporation

Date: August 9, 2005	/s/ Samuel J. Wohlstadter

Samuel J. Wohlstadter
Chief Executive Officer
(On behalf of the Registrant and as
Its Principal Executive Officer)

Date: August 9, 2005	/s/ George V. Migausky

George V. Migausky
Vice President of Finance
Chief Financial Officer
(On behalf of the Registrant and as
Its Principal Financial Officer)