Form 10-Q
period 2005-09-30
BIOVERIS CORP
filed 2005-11-09
CIK 1264899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________________

FORM 10-Q

__________________________

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2005

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:000-50583

____________________________

BioVeris Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	80-0076765
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)

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

Yes[ X ]          No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

27,235,813 shares of common stock, par value $0.001, issued and outstanding at October 31, 2005

BIOVERIS CORPORATION

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

BIOVERIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2005	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,026	$41,739
Short-term investments	53,637	53,890
Accounts receivable, net	5,846	4,483
Inventory	4,993	5,235
Other current assets	2,924	2,813
Total current assets	95,426	108,160

Equipment and leasehold improvements, net	2,772	3,636

OTHER NONCURRENT ASSETS:
Note receivable	5,173	4,709
Technology licenses	16,331	17,306
Other	384	354
TOTAL ASSETS	$120,086	$134,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,981	$6,457
Accrued wages and benefits	1,865	1,713
Other current liabilities	1,435	1,351
Total current liabilities	9,281	9,521

NONCURRENT DEFERRED LIABILITIES	1,062	1,890
Total liabilities	10,343	11,411

SERIES B PREFERRED STOCK, 1,000 shares designated, issued and outstanding	7,500	7,500

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized, issuable in series:
Series A, 600,000 shares designated, none issued	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized,
27,237,000 and 26,728,000 shares issued and outstanding, respectively	27	27
Additional paid-in capital	205,924	203,464
Deferred compensation	(1,934)	-
Accumulated other comprehensive loss	(1,345)	(999)
Accumulated deficit	(100,429)	(87,238)
Total stockholders’ equity	102,243	115,254
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,086	$134,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOVERIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES:
Product sales	$5,789	$7,234	$10,369	$15,073
Royalty income	360	315	670	635
Contract fees	-	302	-	388
Total	6,149	7,851	11,039	16,096

OPERATING COSTS AND EXPENSES:
Product costs	2,118	3,538	4,166	8,142
Research and development	4,249	5,552	9,014	12,728
Selling, general, and administrative	6,897	8,951	12,578	18,661
Total	13,264	18,041	25,758	39,531

LOSS FROM OPERATIONS	(7,115)	(10,190)	(14,719)	(23,435)

INTEREST INCOME	1,250	861	2,568	1,309
OTHER (EXPENSE) INCOME, NET	(638)	362	(1,020)	308
EQUITY IN LOSS OF JOINT VENTURE	-	(2,751)	-	(2,751)
LOSS ON JOINT VENTURE IMPAIRMENT	-	(33,900)	-	(33,900)

NET LOSS	$(6,503)	$(45,618)	$(13,171)	$(58,469)

Net loss per common share (Basic and Diluted)	$(0.24)	$(1.71)	$(0.49)	$(2.19)

COMMON SHARES OUTSTANDING (Basic and Diluted)	26,808	26,728	26,768	26,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOVERIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	September 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(13,171)	$(58,469)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,992	3,698
Loss on disposal of equipment	266	84
Accretion of interest on note receivable	(807)	-
Equity in loss of joint venture	-	2,751
Joint venture impairment	-	33,900
Stock compensation charges	526	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(1,596)	(2,740)
Decrease (increase) in inventory	242	(1,132)
Decrease in other current assets	122	1,625
(Increase) in other non current assets	(30)	-
(Decrease) increase in accounts payable and accrued expenses	(400)	1,368
Increase in accrued wages and benefits	152	-
(Decrease) in other liabilities	(489)	(418)
Net cash (used for) operating activities	(13,193)	(19,333)

INVESTING ACTIVITIES:
Expenditures for equipment and leasehold improvements	(419)	(1,132)
Purchases of short-term investments	(15,215)	(103,582)
Sales of short-term investments	15,122	15,199
Investment in joint venture (net)	-	(3,045)
Net cash (used for) investing activities	(512)	(92,560)

FINANCING ACTIVITIES:
Payment of dividends	(8)	-
Payment of distribution gain	-	(20,000)
Deconsolidation of Joint Venture	-	(29,922)
Net cash (used for) financing activities	(8)	(49,922)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,713)	(161,815)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,739	182,509

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,026	$20,694

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
INVESTING AND FINANCING ACTIVITIES:

Issuance of restricted common stock	$2,460	-

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

On February 13, 2004, IGEN International, Inc. (IGEN or Parent) and Roche Holding Ltd (Roche) consummated a transaction pursuant to which Roche acquired IGEN and IGEN simultaneously distributed the common stock of the Company to its stockholders (the merger). The transaction occurred in the following steps:

•

IGEN restructured its operations so that the Company, a newly formed, wholly-owned subsidiary of IGEN at the time, assumed IGEN’s biodefense, life science and industrial product lines as well as IGEN’s opportunities in the clinical diagnostics and healthcare fields and the ownership of IGEN’s intellectual property, IGEN’s equity interest in Meso Scale Diagnostics, LLC (MSD), cash and certain other rights and licenses currently held by IGEN; and

•

a wholly-owned subsidiary of Roche merged with and into IGEN, as a result of which IGEN became a wholly-owned subsidiary of Roche and the Company became an independent, publicly-traded company. Simultaneously with the completion of the merger, certain ongoing commercial agreements between the Company and certain affiliates of Roche became effective.

The Company was organized as IGEN Integrated Healthcare, LLC, a Delaware limited liability company, on June 6, 2003, and converted into BioVeris Corporation, a newly formed Delaware corporation on September 22, 2003.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the three and six month periods ended September 30, 2005 and 2004, and the Company’s financial position at September 30, 2005. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The Company determined that MSD (a joint venture formed in 1995 by IGEN and Meso Scale Technologies, LLC (MST), which is a company established and wholly-owned by Mr. Jacob Wohlstadter, a son of the Company’s chief executive officer) qualified as a variable interest entity with the Company as the primary beneficiary. Accordingly, beginning March 31, 2004, the Company began to consolidate the financial results of MSD.

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

On August 12, 2004, the Company, MSD and MST entered into a settlement agreement (settlement) that resolved litigation between the parties and constituted a reconsideration event under FIN 46. The Company has determined that it no longer meets the conditions to be designated as the primary beneficiary of MSD. Factors used in this evaluation include the following:

•

The Company does not have a significantly large variable interest in MSD to be the primary beneficiary. The Company holds only a secured note whereas the purchaser, MST, is “at risk” for all of its equity;

•	After December 13, 2004 and for the remaining life of MSD, the Company ceased to absorb any MSD losses; and

•	MST will absorb the majority of the expected losses of MSD.

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

Estimates and Reclassifications – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to conform prior period financial information to the current presentation.

Cash and Cash Equivalents – Cash and cash equivalents include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less.

Short-Term Investments – Short-term investments consist primarily of corporate, federal and municipal debt-securities that are classified as “available-for-sale.” The Company invests its excess cash in accordance with a policy approved by the Company’s Board of Directors. This policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on the Company’s investment by terms and concentrations by type and issuer. These “available-for-sale” securities, which are all due within one year, are accounted for at their fair market value and unrealized gains and losses on these securities, if any, are included in accumulated other comprehensive gain or loss in stockholders’ equity. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which are included in results of operations as generated. For the three and six months ended September 30, 2005 and 2004, the Company did not have any realized gains or losses.

The following is a summary of the Company’s “available-for-sale” marketable securities as of September 30, 2005:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of Deposit	$4,999	$-	$-	$4,999
U.S. Government agencies	25,328	-	(390)	24,938
U.S. corporate debt	24,655	-	(955)	23,700
	$54,982	$-	$(1,345)	$53,637

Concentration of Credit Risk – During the three months ended September 30, 2005 and 2004, agencies of the U.S. government accounted for 36% and 49% of total revenue, respectively. During the six months ended September 30, 2005 and 2004, agencies of the U.S. government accounted for 35% and 37% of total revenue, respectively. As of September 30, 2005 and March 31, 2005, agencies of the U.S. government accounted for 37% and 39% of total consolidated accounts receivable, respectively. Additionally, one customer accounted for 12% of revenues for the six months ended September 30, 2004.

Allowance for Doubtful Accounts – The Company maintains reserves on customer accounts where estimated losses may result from the inability of its customers to make required payments. These reserves are determined based on a number of factors, including the current financial condition of specific customers, the age of accounts receivable balances and historical loss rates. Amounts later determined and specifically identified to be uncollectible are charged or written-off against the reserve. Historically, the Company has not experienced significant credit losses related to an individual customer or group of customers and estimated losses have been within the Company’s expectation. Allowance for doubtful accounts was $293,000 and $227,000 at September 30, 2005 and March 31, 2005, respectively.

Inventory – Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following:

	September 30,	March 31,
	2005	2005
	(in thousands)
Finished Goods	$2,619	$1,561
Work in process	1,010	749
Raw materials	1,364	2,925
Total	$4,993	$5,235

Equipment and Leasehold Improvements – Equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation on equipment, which includes lab instruments and furniture, is computed over the estimated useful lives of the assets, generally three to five years, using the straight-line method of depreciation. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the term of the lease. Equipment and leasehold improvements consist of the following:

	September 30,	March 31,
	2005	2005
	(in thousands)
Lab instruments and equipment	$6,348	$6,575
Office furniture and equipment	4,617	4,936
Leasehold improvements	4,005	4,005
	14,970	15,516
Accumulated depreciation and amortization	(12,198)	(11,880)
Total	$2,772	$3,636

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

These PCR licenses are being amortized over an estimated useful life of ten years, which is based upon a consideration of the range of patent lives and the weighted average remaining life of the most important underlying patents, as well as a consideration of technological obsolescence and product life cycles. Amortization expense was $488,000 and $975,000 for the three and six months ended September 30, 2005 and 2004. Accumulated amortization was $3.2 million and $2.2 million at September 30, 2005 and March 31, 2005, respectively. Amortization expense is expected to approximate $2.0 million for each year through March 31, 2014.

Evaluation of Long-lived Assets – The Company evaluates the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In evaluating the recoverability of an asset, management’s policy is to compare the carrying amount of an asset with the projected undiscounted future cash flow. An impairment loss is measured and recorded based on discounted estimated future cash flows. Management believes that no impairment of these assets exists as of September 30, 2005.

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

The following is a reconciliation of the Company’s general product warranty reserve:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
BioVeris and Wholly-Owned Subsidiaries:
Balance, beginning of period	$287	$450	$366	$450
Provisions recorded	118	106	129	208
Actual costs incurred	(135)	(106)	(225)	(208)
Balance, end of period	$270	$450	$270	$450

As of March 31, 2005, the Company’s general product warranty reserve was $366,000.

The following is a reconciliation of the Company’s deferred revenue related to extended warranty arrangements and includes a summary of the revenue and cost components associated with extended warranties:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
BioVeris and Wholly-Owned Subsidiaries:
Deferred revenue, beginning of period	$650	$782	$621	$678
Extended warranties issued	274	80	596	490
Amortization of extended warranties	(260)	(282)	(553)	(588)
Costs incurred during the period	246	202	484	418
Settlement during the period of costs incurred	(246)	(202)	(484)	(418)
Balance, end of period	$664	$580	$664	$580

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate their fair value due to their short maturities.

Comprehensive Loss- Comprehensive loss is comprised of net loss and other items of comprehensive loss. The Company’s comprehensive loss for the three months ended September 30, 2005 and 2004 was $6.7 million and $45.7 million, respectively. The Company’s comprehensive loss for the six months ended September 30, 2005 and 2004 was $13.5 million and $58.5 million, respectively. Other comprehensive loss of $223,000 and $50,000 for the three months ended September 30, 2005 and 2004, respectively, and $346,000 and $50,000 for the six months ended September 30, 2005 and 2004, respectively, includes unrealized gains and losses on “available-for-sale” securities that are excluded from net loss.

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

Research and Development — Research and development costs are expensed as incurred and are comprised of costs incurred in performing research and development activities including salaries, benefits, facilities costs, overhead costs, contract services and other outside costs. During the three and six months ended September 30, 2005, the Company entered into license agreements providing patent rights to certain technology under which the Company paid $350,000. These amounts are included as research and development costs.

Foreign Currency - Gains and losses from foreign currency transactions such as those resulting from the settlement of foreign receivables or payables, are included in the results of operations as incurred. These amounts were not material during the three and six months ended September 30, 2005, and 2004.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(6,503)	$(45,618)	$(13,171)	$(58,469)
Deduct: Total stock-based employee compensation expense determined under fair value method	(88)	(48)	(151)	(95)
Pro-forma net loss	$(6,591)	$(45,666)	$(13,322)	$(58,564)
Loss per share:
Basic and diluted loss per common share – as reported	$(0.24)	$(1.71)	$(0.49)	$(2.19)
Basic and diluted loss per common share – pro forma	$(0.25)	$(1.71)	$(0.50)	$(2.19)

The pro forma net loss and pro forma net loss per share disclosed above is not representative of the effects on net loss and net loss per share on a pro forma basis in future periods, as future periods may include grants by the Company of options for the Company’s common stock.

The fair value of BioVeris options for the three and six months ended September 30, 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three and Six Months Ended	Three and Six Months Ended
	September 30, 2005	September 30, 2004
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	74.0%	74.0%
Risk-free interest rate	3.97%	2.85%
Expected option term (in years)	3-5	3

Based on this calculation, the weighted average fair value of BioVeris options granted during the three and six months ended September 30, 2005 and 2004 was $3.07 and $7.12, respectively.

During the three months ended September 30, 2005, the Company granted 508,863 shares of restricted stock under the Company’s 2003 Stock Incentive Plan. The fair value of the restricted shares on the date of grant is amortized ratably over the vesting period. Deferred compensation of $2,460,000 was initially recorded based on the market value of the shares on the date of grant and is being recognized as compensation expense over the vesting term through July 2010. The unamortized balance of deferred compensation on restricted stock is included as a separate component of stockholders’ equity. As a result of this grant, the Company recorded compensation expense of $525,000 during the three and six months ended September 30, 2005.

Loss Per Share - The Company uses SFAS No. 128 “Earnings per Share” for the calculation of basic and diluted loss per share. For each of the three months ended June 30, 2005 and 2004, the Company incurred a net loss; therefore, net loss per common share does not reflect the potential dilution that could occur to common shares related to outstanding stock options. As the Company incurred a loss for the three and six months ended September 30, 2005 and 2004, it did not assume exercise of outstanding options because to do so would have been anti-dilutive.

New Accounting Standards — In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment.” SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock Issued to Employees,” and supersedes Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. As a result, the Company will implement SFAS 123(R) in the reporting period starting April 1, 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS 123(R), nor has it determined the impact on its financial condition, results of operations and liquidity beyond the disclosure in Note 2 of the Notes to Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 153 (SFAS 153), “Exchange of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company adopted the provisions of SFAS 153 for the quarter ended September 30, 2005.

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

3. MESO SCALE DIAGNOSTICS JOINT VENTURE

MSD was a joint venture formed by IGEN and MST in 1995. MST was established and was wholly-owned by Mr. Jacob Wohlstadter, a son of the Company’s chief executive officer, and Jacob Wohlstadter is the president and chief executive officer of MSD. MSD develops, manufactures, markets and sells products utilizing a combination of MST’s multi-array technology together with the Company’s electrochemiluminescence (ECL) technology. MSD’s Sector line of instrumentation is used in drug discovery for high throughput screening, high content screening, multiplexing and target validation. MSD also manufactures and markets a line of its own reagents, assays and plates that are used on these systems.

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

During the three months ended September 30, 2005 and 2004, operating costs allocated to MSD by the Company in connection with shared personnel and facilities were approximately $204,000 and $631,000, respectively. During the six months ended September 30, 2005 and 2004, operating costs allocated to MSD by the Company in connection with shared personnel and facilities were approximately $437,000 and $1.2 million, respectively. At September 30 and March 31, 2005, other current assets include $694,000 and $577,000, respectively, for amounts due from MSD for these allocated operating costs.

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

As provided in the MSD joint venture agreement, MST is required to pay the Company the outstanding purchase price plus simple (cumulated, not compounded) interest at the fixed annual rate of 0.5% over the prime rate, or 5.5%, in effect on the purchase date. The purchase price is payable over time in installments equal to the sum of 5% of MSD net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of the Company’s interest in MSD.

As part of the settlement, the Company received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MST to the Company for the purchase price in the form of a credit against amounts the Company agreed to pay MSD pursuant to the settlement. This prepayment was recorded as a deferred liability on the Company’s balance sheet. The amount of the prepayment credit outstanding from time to time will bear simple interest (cumulated, not compounded) at the fixed annual rate of 0.5% over the prime rate, or 5.0%, in effect on the date that MST purchased the Company’s interests in MSD. The amount of the prepayment credit that is outstanding was approximately $1.7 million at September 30, 2005.

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

Upon closing of the sale of the Company’s interests in MSD, the total purchase price balance was approximately $10.3 million (net of the $2.0 million prepayment by MSD). The Company recorded a discounted note receivable which had an original balance of $4.5 million. This note receivable has a balance of approximately $5.2 million at September 30, 2005, which represents the net present value of future payments that the Company expects to realize from the sale of its interests in MSD. The note receivable will be accreted to fair value over the term of the expected payments on the note. Total accretion during the three and six months ended September 30, 2005 was approximately $400,000 and $800,000, respectively, and has been recorded as a component of interest income. Calculating the net present value of future payments that the Company expects to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by the Company could differ from the amount reflected on the balance sheet at September 30, 2005.

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

Effective September 1, 2005, MSD was required to pay its pro-rata share of all rental and other expenses the Company incurs under the prime lease. As described above, as part of the settlement, MSD’s rental and expense payment obligations for the period from March 1, 2004 through August 31, 2005, which approximate $2.3 million, were included in the purchase price of the Company’s interests in MSD in lieu of MSD making payments to the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2005 and for the three and six months ended September 30, 2005 and 2004 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended March 31, 2005 filed with the SEC.

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

Overview

We develop, manufacture and market our M-SERIES® family of products, which can serve as a platform for diagnostic systems to be used for the detection and measurement of biological or chemical substances. We incorporate our technologies into our instrument systems, tests and reagents, which are the biological and chemical components used to perform such tests. Using the M-SERIES platform, we intend to integrate technologies and products to develop small, expandable and modular systems that can perform a wide variety of tests for the following markets:

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

Our M-SERIES instruments are used in biodefense programs for homeland security, including by the Department of Defense or DOD. We believe there will be an increasing opportunity to sell our products as biodefense tools for use by commercial, governmental and military organizations around the world, as well as in public health.

We are also selling two types of M-SERIES instruments for life science research to pharmaceutical and biotechnology researchers, as well as to scientists at academic and government research institutions. We have recently introduced proprietary products for immunogenicity testing. This immunogenicity testing is performed by pharmaceutical and biotechnology companies in order to characterize the ability of protein-based therapeutics to stimulate an immune response. Antibodies that result from an immune response to a protein-based drug can reduce its efficacy and cause significant side effects, such as allergic reactions. Because of serious side effects that have been reported over the last year, it has become increasingly necessary to determine if an immune response to protein-based drugs develops in patients by screening for the presence of antibodies, confirming their specificity, characterizing the type of antibodies present and determining whether they interfere with binding events. Immunogenicity testing is done during pre-clinical studies and may continue through the clinical trials required for regulatory approval. In some cases, the FDA requires additional testing after a drug has been approved. Our M-SERIES product line for the life science market is believed by us to be ideally suited to perform immunogenicity testing by measuring low affinity antibodies with high sensitivity, all in the presence of the highly concentrated drug.

We have expanded our business model to target the field of vaccines. In conjunction with our efforts to determine an individual’s personal immune status through unique diagnostic test panels, we have entered into the following license and option agreements:

•

An option agreement with Children’s Hospital & Research Center at Oakland (CHRCO) for exclusive patent rights to a unique vaccine candidate for Neisseria meningitidis serogroup B, which causes meningitis. We believe that the availability of an effective vaccine that would prevent meningococcal serogroup B, for use by various population groups, could meet a significant unmet medical need.

•

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

•

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

•

A technology license agreement with Baxter Healthcare Corporation for exclusive patent rights to a broad portfolio of vaccine candidates. Vaccines covered by the Agreement include those for the prevention of diseases caused by Group A streptococci (GAS), GBS, Pneumococci, GBM, anthrax bacilli and urinary tract infection associated with E coli. Under that agreement, we receive exclusive rights to patents or know-how related to the manufacture, production, use and commercialization of the vaccine candidates.

•

A license agreement with The Rockefeller University under which we receive an exclusive, worldwide license of patents and know-how to manufacture, use and commercialize a unique vaccine candidate for GAS, including pharmaceutical, therapeutic, diagnostic and vaccine applications thereof. GAS, also known as Streptococcus pyogenes, causes a range of diseases from mild to severe, in both children and adults and there is currently no vaccine for this disease. The technology from Rockefeller University is based on the use of bacterial polysaccharide in a new vaccine to elicit protective antibodies, which should complement our existing carbohydrate conjugate vaccine platform.

Under these license and option agreements, the Company paid certain upfront fees and may also make additional future payments for patent costs, milestone fees for initiating and completing human clinical trials and receiving regulatory approvals, and royalties on future sales.

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

On August 12, 2004, BioVeris, MSD and MST entered into a settlement agreement that resolved litigation between those parties and constituted a reconsideration event under FIN 46. We determined that we no longer meet the conditions to be designated as the primary beneficiary of MSD, as through the provisions of the settlement agreement, we transferred our economic interests to MST and reallocated the obligation to absorb the majority of MSD’s future expected losses. Accordingly, beginning August 12, 2004, we deconsolidated the financial results of MSD.

Except for the period during which we consolidated the financial results of MSD, which was March 31, 2004 through August 12, 2004, we have recorded our proportionate share of MSD losses, representing approximately 100% of MSD’s losses. For this consolidation period, we reclassified amounts in the statement of operations formerly recorded on a “net” basis as equity in loss of joint venture to amounts recorded on a “gross” basis primarily as revenue, product costs, research and development expenses and selling, general and administrative expenses. As a result, our revenues and expenses for the three and six months ended September 30, 2005 have decreased.

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

MSD or MST is required to pay us the outstanding purchase price over time in installments equal to the sum of 5% of MSD net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of our interests in MSD. As part of the settlement, we received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MSD to us for the purchase price in the form of a credit against amounts we agreed to pay MSD pursuant to the settlement. No further cash payments will be payable by MSD to us pursuant to the buyout until the prepayment credit, which has a balance of $1.7 million at September 30, 2005, is no longer deemed outstanding.

Upon the sale of our interests in MSD, we recorded a discounted note receivable of $4.5 million that had a balance at September 30, 2005 of approximately $5.2 million, which represented the net present value of future payments that we expect to realize from the sale of our interests in MSD. Calculating the net present value of future payments that we expect to realize from MSD as payment for the purchase price, requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the balance sheet at September 30, 2005. We expect that MSD will require substantial additional funding for its ongoing operations. If MSD is not able to obtain this funding, or in the event sufficient net sales or third-party financings of MSD do not materialize, we will not receive any additional payments from MST for the purchase of our interests in MSD.

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

Supplemental Consolidating Statements of Operations Data (1):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
	BioVeris and Wholly-Owned Subsidiaries	BioVeris and Wholly-Owned Subsidiaries	MSD	Consolidating Eliminations	Consolidated
	(In thousands, except per share data)
Revenues:
Product sales	$5,789	$6,228	$1,006	$-	$7,234
Royalty income	360	315	-	-	315
Contract fees	-	12	290	-	302
Total	6,149	6,555	1,296	-	7,851

Operating costs and expenses:
Product costs	2,118	2,185	1,353	-	3,538
Research and development	4,249	4,559	1,023	(30)	5,552
Selling, general and administrative	6,897	7,551	1,400	-	8,951
Total operating costs and expenses	13,264	14,295	3,776	(30)	18,041

Loss from operations	(7,115)	(7,740)	(2,480)	30	(10,190)

Interest Income	1,250	825	36	-	861
Other (expense) income, net	(638)	362	-	-	362
Equity in loss of joint venture	-	(5,165)	-	2,414	(2,751)
Loss on joint venture impairment	-	(33,900)	-	-	(33,900)

Net loss	$(6,503)	$(45,618)	$(2,444)	$2,444	$(45,618)

Net loss per common share (basic and diluted)	$(0.24)	$(1.71)	$(0.09)	$0.09	$(1.71)
Shares used in computing net loss per common share (basic and diluted)	26,808	26,728	26,728	26,728	26,728

	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004
	BioVeris and Wholly-Owned Subsidiaries	BioVeris and Wholly-Owned Subsidiaries	MSD	Consolidating Eliminations	Consolidated
	(In thousands, except per share data)
Revenues:
Product sales	$10,369	$11,114	$3,959	$-	$15,073
Royalty income	670	635	-	-	635
Contract fees	-	32	356	-	388
Total	11,039	11,781	4,315	-	16,096

Operating costs and expenses:
Product costs	4,166	4,449	3,693	-	8,142
Research and development	9,014	9,120	3,705	(97)	12,728
Selling, general and administrative	12,578	14,159	4,502	-	18,661
Total operating costs and expenses	25,758	27,728	11,900	(97)	39,531

Loss from operations	(14,719)	(15,947)	(7,585)	97	(23,435)

Interest income	2,568	1,229	80	-	1,309
Other (expense) income, net	(1,020)	308	-	-	308
Equity in loss of joint venture	-	(10,159)	-	7,408	(2,751)
Loss on joint venture impairment	-	(33,900)	-	-	(33,900)

Net loss	$(13,171)	$(58,469)	$ (7,505)	$7,505	$(58,469)

Net loss per common share (basic and diluted)	$(0.49)	$(2.19)	$(0.28)	$0.28	$(2.19)
Shares used in computing net loss per common share (basic and diluted)	26,768	26,728	26,728	26,728	26,728

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

Results of Operations

Three and six months ended September 30, 2005 and 2004

During the three and six months ended September 30, 2004, MSD’s results of operations are consolidated with the results of operations of BioVeris and its wholly-owned subsidiaries.

Revenues. Our consolidated revenues for the quarter ended September 30, 2005 decreased by approximately $1.8 million or 22% to $6.1 million from $7.9 million in the corresponding period in the prior year. Of the $1.8 million decrease, $1.3 million represents MSD revenues which were consolidated with BioVeris’ revenues during 2004. Our consolidated revenues for the six months ended September 30, 2005 decreased by approximately $5.1 million or 31% to $11.0 million from $16.1 million in the corresponding prior year period. Of the $5.1 million decrease, $4.3 million represents MSD revenues which were consolidated with BioVeris’ revenues during 2004.

Our consolidated product sales were $5.8 million for the quarter ended September 30, 2005, a decrease of 20%, from $7.2 million in the corresponding period in the prior year. Of this $1.4 million decrease, $1.0 million represents MSD product sales. Our consolidated product sales were $10.4 million for the quarter ended September 30, 2005, a decrease of 31%, from $15.1 million in the corresponding period in the prior year. Of this $4.7 million decrease, $4.0 million represents MSD product sales.

BioVeris’ sales of biodefense products for the three and six months ended September 30, 2005 were $2.9 million and $5.2 million, respectively, a decrease of $1.1 million from each of the respective prior year periods. Sales of biodefense products for the three and six months ended September 30, 2004 included a $1.3 million sale to the U.S. Air Force under a single order.

BioVeris’ sales of products for the life science market for the three and six months ended September 30, 2005 were $2.9 million and $5.2 million, respectively, representing increases of $700,000 and $400,000 over the respective prior year periods. These changes in product sales reflect the change of orders and product deliveries which are based on customers’ requirements.

We anticipate continuing increases in biodefense related sales as a result of our ongoing biodefense initiatives. We have a contract with the DOD pursuant to which the DOD may purchase tests for the detection of specific toxins in environmental samples. Under the contract, the DOD may, at its option, make purchases of up to $23.0 million over a period of up to 48 months through June 2007. Through September 30, 2005, the DOD had purchased approximately $9.7 million of products. The U.S. government can terminate, suspend or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.

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

Operating Costs and Expenses. Consolidated product costs were $2.1 million (37% of total product sales) for the quarter ended September 30, 2005 compared to $3.5 million (49% of total product sales) in 2004. The current year decrease of $1.4 million primarily was due to the consolidation of MSD’s product costs in 2004. Consolidated product costs were $4.2 million (40% of total product sales) for the six months ended September 30, 2005 compared to $8.1 million (54% of total product sales) in 2004. The current year decrease of $3.9 million consists of $3.7 million due to the consolidation of MSD’s product costs in 2004, and a $200,000 reduction in BioVeris’ costs. BioVeris’ product costs for the three and six months ended September 30, 2005, as a percentage of total product sales, were 37% and 40%, respectively, compared to 35% and 40% for the respective prior year periods. Our future profit margin is subject to change due to a number of uncertainties relating to, among other things, the launch of new instrument systems.

Consolidated research and development expenses were $4.2 million for the quarter ended September 30, 2005, which represents a decrease of 24% over the prior year costs of $5.6 million. The $1.4 million decrease consists of $1.0 million due to the consolidation of MSD’s research and development expenses in 2004, and a $400,000 decrease in BioVeris’ costs. Consolidated research and development expenses were $9.0 million for the six months ended September 30, 2005, which represents a decrease of 29% over the prior year costs of $12.7 million. The $3.7 million decrease is primarily due to the consolidation of MSD’s research and development expenses in 2004. Research and development expenses primarily relate to ongoing development costs and product enhancements associated with the M-SERIES family of products, development of new assays and research and development of new systems and technologies, including point-of-care products. We expect research and development costs to increase as product development and core research expand, including costs associated with our efforts in vaccines, developing clinical diagnostics and biodefense testing products, and development of a proprietary approach for determining an individual’s personal immune status through unique diagnostic test panels.

We have expanded our business model to target the field of vaccines which will require substantial research and development expenditures. For example, we have entered into several license or option agreements for patent rights to unique vaccine candidates. Under these agreements, we are responsible for conducting or sponsoring the research and development of these vaccine candidates and may be required to make additional payments for license and milestone fees for initiating and completing human clinical trials and receiving regulatory approvals. Payments on these agreements totaled $600,000 and $800,000 in the quarter and six months ended September 30, 2005, respectively. In addition, we have leased facilities at an annual cost of approximately $700,000 for use in the vaccine programs.

Consolidated selling, general and administrative expenses were $6.9 million in the quarter ended September 30, 2005, which represents a decrease of 23% over the prior year costs of $9.0 million. Of this $2.1 million decrease, $1.4 million represents MSD’s selling, general and administrative expenses in 2004. Consolidated selling, general and administrative expenses were $12.6 million in the six months ended September 30, 2005, which represents a decrease of 33% over the prior year costs of $18.7 million. Of this $6.1 million decrease, $4.5 million represents MSD’s selling, general and administrative expenses in 2004. BioVeris’ decrease in selling, general and administrative costs in the quarter and six months ended September 30, 2005 was primarily attributable to lower professional fees in the current year. Professional fees in the prior year included costs associated with our litigation and settlement with MSD.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increases in general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Interest and Other Income / Expense. Interest income was $1.3 million and $900,000 in the quarters ended September 30, 2005 and 2004, respectively, and was $2.6 million and $1.3 million in the six months ended September 30, 2005 and 2004, respectively. Interest income increased in the current year due to higher rates of return on invested funds. Interest income in the quarter and six months ended September 30, 2005 also includes approximately $400,000 and $800,000, respectively, from the accretion of income related to the note receivable from MSD.

During the quarter ended September 30, 2004, we also recorded a $400,000 non-cash credit to other income representing a reduction in the value of MSD’s option to purchase our interests in MSD.

Loss on Joint Venture Impairment. As of August 12, 2004, the book value of our interests in MSD, as recorded in the investment in joint venture account on our unconsolidated balance sheet, was greater than the fair market value purchase price of these interests determined by the appraisal process. Utilizing the guidance of Accounting Principles Board (APB) Opinion No. 18, during the quarter ended September 30, 2004, we recorded a non-cash charge of $33.9 million, as loss on joint venture impairment, representing the amount by which the book value of our interests in MSD exceeded the fair market value. These impairment charges are classified as non-operating costs on the Statement of Operations consistent with the guidance of APB Opinion No. 30.

Equity in Loss of Joint Venture. Effective March 31, 2004, we consolidated the financial results of MSD in accordance with FIN 46 which provides guidance on variable interest entities such as the MSD joint venture and the framework through which an enterprise assesses consolidation of a variable interest entity. We adopted FIN 46 as it was determined that MSD qualified as a variable interest entity. The settlement agreement between the parties was determined to constitute a reconsideration event under FIN 46 and we determined that we no longer met the conditions to be designated as the primary beneficiary of MSD, as certain provisions of the settlement agreement reallocated the obligation to absorb the majority of MSD’s future expected losses. Accordingly, we consolidated the financial results of MSD as of March 31, 2004 and for the period from April 1, 2004 through August 12, 2004, and beginning August 13, 2004, we deconsolidated the financial results of MSD.

For the period from August 13, 2004 through December 13, 2004, the date of the sale of our interests in MSD, we recorded our proportionate share of MSD losses, representing approximately 100% of MSD’s losses, as equity in loss of joint venture consistent with accounting for equity method investments. We recorded equity in loss of joint venture of $2.8 million for the three and six months ended September 30, 2004, respectively.

Net Loss. The net loss for the quarter ended September 30, 2005 was $6.5 million ($0.24 per common share), compared to a net loss of $45.6 million ($1.71 per common share) in 2004. The net loss for the six months ended September 30, 2005 was $13.2 million ($0.49 per common share), compared to a net loss of $58.5 million ($2.19 per common share) in 2004. The decrease in the net loss is primarily caused by the prior year’s non-cash charge of $33.9 million representing the amount by which the book value of our interests in MSD exceeded the fair market value purchase price, MSD’s consolidated losses of $2.4 million in the prior year and a decrease in operating expenses.

Liquidity and Capital Resources

	September 30,	March 31,
	2005	2005
Cash, cash equivalents and short-term investments	$81,663	$95,629
Working capital	86,145	98,639

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Cash provided by (used in):
Operating activities	$(4,960)	$(9,496)	$(13,193)	$(19,333)
Investing activities	1,668	(2,125)	(512)	(92,560)
Financing activities	(8)	(29,922)	(8)	(49,922)
Capital expenditures (included in investing activities above)	(237)	(405)	(419)	(1,132)

Cash Used in Operating Activities

Net cash used for operations was $13.2 million and $19.3 million during the six months ended September 30, 2005 and 2004, respectively. The decrease in cash used for operations in the current period resulted primarily from a lower net loss offset by changes in non-cash adjustments to the net loss and increased as a result of higher working capital requirements in the current period.

Cash Used in Investing Activities

We used approximately $400,000 and $1.1 million of cash for the acquisition of equipment and leasehold improvements during the six months ended September 30, 2005 and 2004, respectively. During the six months ended September 30, 2005 and 2004, we purchased short-term investments of $15.2 million and $103.6 million, respectively, and we received proceeds of $15.1 million and $15.2 million, respectively, from the sale of short-term investments.

During the six months ended September 30, 2004, our investment contributions to MSD totaled $5.0 million ($3.0 million in cash and a $2.0 million non-refundable pre-payment by MSD to us for future amounts payable by MSD to us pursuant to the buy-out of our interest in MSD).

Cash Used in Financing Activities

During the six months ended September 30, 2005, we declared and paid dividends of $8,600 in respect of shares of series B preferred stock.

MSD

We made no investment contributions to MSD during the six months ended September 30, 2005. During the six months ended September 30, 2004, our investment contributions to MSD totaled $5.0 million ($3.0 million in cash and a $2.0 million non-refundable pre-payment by MSD to us for future amounts payable by MSD to us pursuant to the buy-out of our interest in MSD).

During the three months ended September 30, 2005 and 2004, operating costs allocated to MSD by us in connection with shared personnel and facilities totaled $204,000 and $631,000, respectively, and during the six months ended September 30, 2005 and 2004, operating costs allocated to MSD by us in connection with shared personnel and facilities totaled $437,000 and $1.2 million, respectively. The specific nature and amount of our allocations are being reviewed by MSD.

Contractual Obligations

We have contractual obligations associated with ongoing business activities which will result in cash payments in future periods. In addition, we believe that material commitments for capital expenditures may be required in a variety of areas, such as product development programs and the build-out of new facilities. We have not, at this time, made material commitments for any such capital expenditures and have not secured additional sources to fund such commitments if they become necessary in the future.

As of September 30, 2005, our material future obligations were as follows (in thousands):

	Operating
	Lease	Sponsored
Years Ended March 31,	Payments	Research	Total
2006	$3,863	$317	$4,180
2007	3,949	462	4,411
2008	3,948	-	3,948
2009	3,935	-	3,935
2010	3,383	-	3,383
2011 and thereafter	7,136	-	7,136
Total	$26,214	$779	$26,993

Included in the operating lease payments above is approximately $700,000 per year of leased facilities for use in our vaccine programs.

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

As of September 30, 2005, we had no off-balance sheet arrangements.

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

Factors considered in determining our level of control include the fact that we had less than 50% of the voting equity interest in MSD; that we did not have exclusive authority over MSD decision-making and had no ability to unilaterally modify the joint venture agreements; and that we had the right to appoint only one out of two seats on MSD’s board of managers. A different assessment of these factors could have provided for the use of consolidation accounting rather than the equity method, in which case a consolidation of our financial statements with those of MSD would have been appropriate. Consolidation accounting would have required certain reclassifications within our consolidated financial statements but would not have materially affected our financial position or net loss. See “Part I — ITEM 1 — Condensed

Consolidated Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Meso Scale Diagnostics Joint Venture.”

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

On August 12, 2004, BioVeris, MSD and MST entered into a settlement agreement that resolved litigation between the parties and constituted a reconsideration event under FIN 46. We determined that we no longer met the conditions to be designated as the primary beneficiary of MSD. Factors used in this evaluation included:

•	We no longer had a significantly large variable interest in MSD to be the primary beneficiary. We hold only a secured note whereas the purchaser, MST, will be “at risk” for all of its equity;

•	After December 13, 2004 and for the remaining life of MSD, we ceased to absorb any MSD losses; and

•	MST will absorb the majority of the expected losses of MSD.

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

We recorded a discounted note receivable which had an original balance of $4.5 million. This note receivable has a balance of approximately $5.2 million at September 30, 2005, which represents the net present value of future payments that we expect to realize from the sale of our interests in MSD. Calculating the net present value of future payments that we expect to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the balance sheet at September 30, 2005.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R replaces SFAS No. 123, “Accounting for Stock Issued to Employees,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. We are currently evaluating the provisions of SFAS 123R and have not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS 123R, nor have we determined its impact on our financial condition, results of operations and liquidity beyond the disclosure on Note 2 of the Notes to Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 153, “Exchange of Nonmonetary Assets”, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We adopted the provisions of SFAS 153 for the quarter ended September 30, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in the net income of the period. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the provisions of SFAS 154 and do not believe that its adoption will have a material impact on our financial condition, results of operation and liquidity.

Forward-Looking Information and Risk Factors That May Affect Future Results

Risks Relating to Us and Our Business

OUR BUSINESS HAS A HISTORY OF LOSSES AND WE WILL HAVE FUTURE LOSSES AND NEGATIVE CASH FLOW.

We incurred net losses of $77.6 million, $93.3 million and $50.9 million for the years ended March 31, 2005, 2004 and 2003, respectively, and net losses of $13.2 million and $58.5 million for the six months ended September 30, 2005 and 2004, respectively. We expect to continue to incur operating losses and negative cash flow as a result of our expenses for manufacturing, marketing and sales capabilities, research and product development, and general and administrative costs.

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

We have recorded a net book value for the PCR licenses of $16.3 million at September 30, 2005. If we are unable to successfully develop any products using PCR technology because such PCR technology has become obsolete or the future cash flows attributable to products using PCR technology are insufficient to realize the remaining carrying value of the license, we would be required to write off the remaining net book value or record an impairment of the value of the PCR license. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.

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

As a result of this strategy, we may have no, or only limited, control over the amount of resources that our collaborators will devote to the development or marketing of products based on our technology. For instance, our collaborators:

•	may decide not to, or may fail to successfully, develop, market or sell products based on our technology;

•	may not devote sufficient resources to the development, marketing or sale of these products based on our technology; or,

•	may terminate their agreements with us.

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

We may need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, including:

•	for research and development to successfully develop our technologies, including future payment obligations under license or option agreements;

•	to obtain regulatory approval for our products;

•	to file and prosecute patent applications to protect our technology;

•	to respond to innovations that our competitors develop;

•	to retain qualified employees, particularly in light of competition for qualified scientists and engineers;

•	to make new arrangements to market our technology;

•	to manufacture products ourselves or through a third party;

•	to provide funding for expanded or new facilities; and

•	to market different products to different geographic markets, either through expanding our sales and distribution capabilities or relying on a third party.

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

We have recorded the net present value of the receivable due to us from the sale of our interests in MSD in the amount of $5.2 million at September 30, 2005. If we do not receive the full purchase price over time, from the sale of our interests in

MSD, we would be required to write off the remaining net present value or record an impairment of the value of the receivable. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.

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

WE HAVE NO EXPERIENCE SELLING, MARKETING OR DISTRIBUTING CLINICAL DIAGNOSTIC OR VACCINE PRODUCTS. OUR FAILURE TO ESTABLISH AN EFFECTIVE SALES FORCE OR TO ESTABLISH AN EFFICIENT DISTRIBUTION SYSTEM FOR OUR CLINICAL DIAGNOSTIC OR VACCINE PRODUCTS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS PROSPECTS AND REVENUES.

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

Roche, through one of its affiliates, has been licensed by us to exploit ECL technology, subject to the limitations of the license agreement. Although the terms of the license agreement were negotiated in an effort to minimize the areas of potential future disputes, there are no assurances that we and Roche will continue to agree on the scope, permitted use and other material terms of the license agreement. Future disputes with Roche, or any licensee, over the scope of the license agreement, such as disputes over royalties, the field or the types of products that Roche is permitted to develop and sell, might lead to lengthy and costly legal proceedings, which could adversely affect our financial condition and future business prospects.

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

Our success or failure will also depend, in part, on the patent rights and technology of others, including patents and technology being licensed to us from affiliates of Roche. We have been licensed by affiliates of Roche to exploit certain improvements from Roche Diagnostics and certain PCR technology, subject to certain limitations. Although the terms of the improvements license agreement and the PCR license agreements were negotiated in an effort to minimize the areas of potential future disputes, there are no assurances that we and Roche will continue to agree on the scope, permitted use and other material terms of the improvements license agreement or the PCR license agreements. Future disputes with Roche over the scope, permitted use, obligations owed and other material terms of the improvements license agreement or the PCR license agreements, such as disputes over the field, types of products that we are permitted to develop and sell, other obligations may lead to lengthy and costly legal proceedings, or could interfere with or preclude us from proceeding with one or more development programs, whether conducted independently or through a collaborative arrangement. In addition, third parties may object to the scope, permitted use and other material terms of one or more of the licenses granted to us by certain Roche affiliates.

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

Our executive officers and directors, in the aggregate, own approximately 24% of the outstanding shares of our common stock. Our chairman and chief executive officer owns approximately 19% of the outstanding shares of our common stock. As a result, certain of our executive officers or directors may have significant influence over the election of directors and may be able to significantly influence the outcome of proposed corporate actions supported or opposed by other stockholders. In addition, as a result of their shareholdings, certain of our executive officers and directors could have significant influence over the outcome of potential transactions, including any acquisition transactions, that may be supported by other stockholders.

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

Our balance sheet at September 30, 2005 had cash, cash equivalents and short-term investments of $81.7 million which is approximately 68% of total assets. We invest excess cash in accordance with a policy approved by our Board of Directors. The policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on our investments by terms and concentrations by type and issuer. We invest our excess cash in money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less. At September 30, 2005, we had invested $53.6 million in securities of the U.S. government, municipal bonds, and U.S. corporate debt, which were recorded as short-term investments.

Our invested cash is sensitive to changes in the general level of interest rates. Based on our cash, cash equivalents and short-term investments balance at September 30, 2005, a 1% movement in interest rates would have an approximately $900,000 impact on our annual interest income and annual net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BioVeris Corporation

Date: November 9, 2005	/s/ Samuel J. Wohlstadter
Samuel J. Wohlstadter
Chief Executive Officer
(On behalf of the Registrant and as Its Principal Executive Officer)

Date: November 9, 2005	/s/ George V. Migausky
George V. Migausky
Vice President of Finance Chief Financial Officer
(On behalf of the Registrant and as Its Principal Financial Officer)