Form 10-Q
period 2005-12-31
BIOVERIS CORP
filed 2006-02-10
CIK 1264899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________________

FORM 10-Q

__________________________

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2005

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:000-50583

____________________________

BioVeris Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	80-0076765
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Yes[ X ]           No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ] Accelerated filer[ X ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

27,237,821 shares of common stock, par value $0.001, issued and outstanding at January 31, 2006

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

BIOVERIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31,	March 31,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,331	$41,739
Short-term investments	48,489	53,890
Accounts receivable, net	7,206	4,483
Inventory	5,209	5,235
Other current assets	2,312	2,813
Total current assets	87,547	108,160

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	3,033	3,636

OTHER NONCURRENT ASSETS:
Note receivable	5,317	4,709
Technology licenses	15,844	17,306
Other	337	354
TOTAL ASSETS	$112,078	$134,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,992	$6,457
Accrued wages and benefits	1,552	1,713
Other current liabilities	1,351	1,351
Total current liabilities	7,895	9,521

NONCURRENT DEFERRED LIABILITIES	788	1,890
Total liabilities	8,683	11,411

SERIES B PREFERRED STOCK, 1,000 shares designated, issued and outstanding	7,500	7,500

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized, issuable in series:
Series A, 600,000 shares designated, none issued	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized,
27,238,000 and 26,728,000 shares issued and outstanding as of December 31 and March 31, respectively	27	27
Additional paid-in capital	205,952	203,464
Deferred compensation	(1,811)	—
Accumulated other comprehensive loss	(317)	(999)
Accumulated deficit	(107,956)	(87,238)
Total stockholders' equity	95,895	115,254
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,078	$134,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOVERIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
REVENUES:
Product sales	$5,051	$4,971	$15,420	$20,044
Royalty income	414	328	1,084	963
Contract fees	-	-	-	388
Total	5,465	5,299	16,504	21,395

OPERATING COSTS AND EXPENSES:
Product costs	2,459	2,559	6,625	10,701
Research and development	4,122	4,467	13,136	17,195
Selling, general, and administrative	6,238	7,057	18,816	25,718
Total	12,819	14,083	38,577	53,614

LOSS FROM OPERATIONS	(7,354)	(8,784)	(22,073)	(32,219)

INTEREST INCOME	116	885	2,684	2,194
OTHER (EXPENSE) INCOME, NET	(272)	172	(1,292)	480
EQUITY IN LOSS OF JOINT VENTURE	-	(1,037)	-	(3,788)
LOSS ON JOINT VENTURE IMPAIRMENT	-	(3,210)	-	(37,110)

NET LOSS	$(7,510)	$(11,974)	$(20,681)	$(70,443)

Net loss per common share (Basic and Diluted)	$(0.28)	$(0.45)	$(0.77)	$(2.64)

COMMON SHARES OUTSTANDING (Basic and Diluted)	26,841	26,728	26,793	26,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOVERIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(20,681)	$(70,443)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,018	4,906
Loss on disposal of equipment	271	138
Accretion of interest on note receivable	(1,241)	-
Equity in loss of joint venture	-	3,788
Amortization of premium on short-term investments	1,176	-
Joint venture impairment	233	37,110
Stock compensation charges	677	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(2,956)	(1,674)
(Increase) in inventory	(452)	(1,005)
Decrease in other current assets	501	2,086
Decrease in other non-current assets	17	-
(Decrease) increase in accounts payable and accrued expenses	(1,370)	1,304
(Decrease) in accrued wages and benefits	(161)	(710)
(Decrease) increase in other liabilities	(581)	205
Net cash (used for) operating activities	(21,549)	(24,295)

INVESTING ACTIVITIES:
Expenditures for equipment and leasehold improvements	(746)	(1,208)
Purchases of short-term investments	(15,215)	(103,582)
Sales of short-term investments	20,122	15,199
Investment in joint venture (net)	-	(3,045)
Net cash provided by (used for) investing activities	4,161	(92,636)
FINANCING ACTIVITIES:
Payment of dividends	(20)	-
Payment of distribution gain	-	(20,000)
Deconsolidation of Joint Venture	-	(29,922)
Net cash (used for) financing activities	(20)	(49,922)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,408)	(166,853)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,739	182,509

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,331	$15,656

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted common stock	$2,522	-

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

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the three and nine month periods ended December 31, 2005 and 2004, and the Company’s financial position at December 31, 2005. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Under the transition guidance of FIN 46, because MSD was created before February 1, 2003, the Company measured the assets, liabilities and noncontrolling interests of MSD as of March 31, 2004 for purposes of the initial consolidation. The amounts of these assets, liabilities and noncontrolling interests were reflective of their respective carrying amounts had FIN 46 been effective when the Company first met the conditions to be the primary beneficiary of MSD upon MSD’s inception in 1995. The Company had historically recorded approximately 100% of MSD’s losses. The Company’s balance sheet reclassified amounts formerly recorded on a “net” basis as investment in joint venture to be reflected on a “gross” basis primarily as cash, accounts receivable, inventory, fixed assets, accounts payable and accrued expenses. The statement of operations reclassified amounts formerly recorded on a “net” basis as equity in loss of joint venture to be reflected on a “gross” basis primarily as revenue, product costs, research and development expenses and selling, general and administrative expenses.

On August 12, 2004, the Company, MSD and MST entered into a settlement agreement (settlement) that resolved litigation between the parties and constituted a reconsideration event under FIN 46. The Company determined that it no longer met the conditions to be designated as the primary beneficiary of MSD. Factors used in this evaluation included the following:

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

Short-Term Investments – Short-term investments consist primarily of corporate, federal and municipal debt-securities that are classified as “available-for-sale.” The Company invests its excess cash in accordance with a policy approved by the Company’s Board of Directors. This policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on the Company’s investment by terms and concentrations by type and issuer. These “available-for-sale” securities are accounted for at their fair market value and unrealized gains and losses on these securities, if any, are included in accumulated other comprehensive gain or loss in stockholders’ equity. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which are included in results of operations as generated. For the three and nine months ended December 31, 2005 and 2004, the Company did not have any realized gains or losses.

The following is a summary of the Company’s “available-for-sale” marketable securities as of December 31, 2005:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of Deposit	$5,000	$—	$—	$5,000
U.S. Government agencies	20,015	—	(115)	19,900
U.S. corporate debt	23,791	—	(202)	23,589
	$48,806	$—	$(317)	$48,489

Concentration of Credit Risk – During the three months ended December 31, 2005 and 2004, agencies of the U.S. government accounted for 29% and 27% of total revenues, respectively. During the nine months ended December 31, 2005 and 2004, agencies of the U.S. government accounted for 32% and 34% of total revenues, respectively. As of December 31, 2005 and March 31, 2005, agencies of the U.S. government accounted for 40% and 39% of total consolidated accounts receivable, respectively. Additionally, one customer accounted for 10% of revenues for the nine months ended December 31, 2004.

Allowance for Doubtful Accounts – The Company maintains reserves on customer accounts where estimated losses may result from the inability of its customers to make required payments. These reserves are determined based on a number of factors, including the current financial condition of specific customers, the age of accounts receivable balances and historical loss rates. Amounts later determined and specifically identified to be uncollectible are charged or written-off against the reserve. Historically, the Company has not experienced significant credit losses related to an individual customer or group of customers and estimated losses have been within the Company’s expectation. Allowance for doubtful accounts was $397,000 and $227,000 at December 31, 2005 and March 31, 2005, respectively.

Inventory – Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following:

	December 31,	March 31,
	2005	2005
(in thousands)
Finished Goods	$1,885	$1,561
Work in process	922	749
Raw materials	2,402	2,925
Total	$5,209	$5,235

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

	December 31,	March 31,
	2005	2005
	(in thousands)
Lab instruments and equipment	$7,130	$6,575
Office furniture and equipment	4,628	4,936
Leasehold improvements	4,012	4,005
	15,770	15,516
Accumulated depreciation and amortization	(12,737)	(11,880)
Total	$3,033	$3,636

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

These PCR licenses are being amortized over an estimated useful life of ten years, which is based upon a consideration of the range of patent lives and the weighted average remaining life of the most important underlying patents, as well as a consideration of technological obsolescence and product life cycles. Amortization expense was $488,000 and $1.5 million for the three and nine months ended December 31, 2005 and 2004, respectively. Accumulated amortization was $3.7 million and $2.2 million at December 31, 2005 and March 31, 2005, respectively. Amortization expense is expected to approximate $2.0 million for each year through March 31, 2014.

Evaluation of Long-lived Assets – The Company evaluates the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In evaluating the recoverability of an asset, management’s policy is to compare the carrying amount of an asset with the projected undiscounted future cash flow. An impairment loss is measured and recorded based on discounted estimated future cash flows. Management believes that no impairment of these assets exists as of December 31, 2005.

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

The following is a reconciliation of the Company’s general product warranty reserve (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004
BioVeris and Wholly-Owned Subsidiaries:
Balance, beginning of period	$270	$450	$366	$450
Provisions recorded	331	85	460	293
Actual costs incurred	(128)	(92)	(353)	(300)
Balance, end of period	$473	$443	$473	$443

As of March 31, 2005, the Company’s general product warranty reserve was $366,000.

The following is a reconciliation of the Company’s deferred revenue related to extended warranty contracts and includes a summary of the revenue and cost components associated with extended warranties (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
BioVeris and Wholly-Owned Subsidiaries:
Deferred revenue, beginning of period	$664	$580	$621	$678
Extended warranties issued	208	389	804	879
Amortization of extended warranties	(284)	(275)	(837)	(863)
Costs incurred during the period	182	165	666	583
Settlement during the period of costs incurred	(182)	(165)	(666)	(583)
Balance, end of period	$588	$694	$588	$694

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate their fair value due to their short maturities.

Comprehensive Loss- Comprehensive loss is comprised of net loss and other items of comprehensive loss. The Company’s comprehensive loss for the three months ended December 31, 2005 and 2004 was $6.5 million and $12.4 million, respectively. The Company’s comprehensive loss for the nine months ended December 31, 2005 and 2004 was $20.0 million and $70.9 million, respectively. For the three and nine months ended December 31, 2005, other comprehensive income was $1.0 million and $700,000, respectively. For the three and nine months ended December 31, 2004, other comprehensive loss was $400,000 and $500,000, respectively. All periods include unrealized gains and losses on “available-for-sale” securities that are excluded from net loss.

During the three and nine months ended December 31, 2005, the Company recorded an out of period adjustment of $894,000 and $615,000, respectively, to reduce accumulated other comprehensive loss and interest income in order to reflect the amortization related to prior periods of the purchase price premium of short-term investments. The impact of this adjustment for the three and nine months ended December 31, 2005 and on prior interim and annual periods was not material to the accompanying financial statements, as the adjustment was comprised of relatively small amounts related to each of the quarterly reporting periods dating back to the quarter ended June 30, 2004. For all periods, comprehensive loss was not impacted by this adjustment.

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

Research and Development — Research and development costs are expensed as incurred and are comprised of costs incurred in performing research and development activities including salaries, benefits, facilities costs, overhead costs, contract services and other outside costs. During the three and nine months ended December 31, 2005, the Company entered into license agreements providing patent rights to certain technology under which the Company paid approximately $100,000 and $400,000, respectively. These amounts are included as research and development costs.

Foreign Currency - Gains and losses from foreign currency transactions such as those resulting from the settlement of foreign receivables or payables, are included in the results of operations as incurred. These amounts were not material during the three and nine months ended December 31, 2005, and 2004.

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

	Three Months Ended December 31,	Nine Months Ended December 31,
	2005	2004	2005	2004
Net loss, as reported	$(7,510)	$(11,974)	$(20,681)	$(70,443)

Deduct: Total stock-based employee compensation expense determined under fair value method	(82)	(49)	(233)	(106)
Pro-forma net loss	$(7,592)	$(12,023)	$(20,914)	$(70,549)
Loss per share:

Basic and diluted loss per common share – as reported	$(0.28)	$(0.45)	$(0.77)	$(2.64)

Basic and diluted loss per common share – pro-forma	$(0.28)	$(0.45)	$(0.78)	$(2.64)

The pro-forma net loss and pro-forma net loss per share disclosed above is not representative of the effects on net loss and net loss per share on a pro-forma basis in future periods, as future periods may include grants by the Company of options for the Company’s common stock.

The fair value of options for the three and nine months ended December 31, 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months	Nine Months
	Ended	Ended
	December 31, 2005	December 31, 2005
Expected dividend yield	n/a	0.0%
Expected stock price volatility	n/a	74.0%
Risk-free interest rate	n/a	3.97%
Expected option term (in years)	n/a	3-5 years

	Three Months	Nine Months
	Ended	Ended
	December 31, 2004	December 31, 2004
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	74.0%	74.0%
Risk-free interest rate	3.56%	3.43%
Expected option term (in years)	5 years	3-5 years

Based on this calculation, the weighted average fair value of options granted during the three months ended December 31, 2004 was $3.90, and the weighted average fair value of options granted during the nine months ended December 31, 2005 and 2004 was $3.07 and $4.50. No options were granted during the three months ended December 31, 2005.

During the nine months ended December 31, 2005, the Company granted 510,871 shares of restricted stock under the Company’s 2003 Stock Incentive Plan. The fair value of the restricted shares on the date of grant is amortized ratably over the vesting period. Deferred compensation of $2,522,000 was initially recorded based on the market value of the shares on the date of grant and is being recognized as compensation expense over the vesting term through July 2010. The unamortized balance of deferred compensation on restricted stock is included as a separate component of stockholders’ equity. As a result of this grant, the Company recorded compensation expense of $152,000 and $677,000, respectively, during the three and nine months ended December 31, 2005.

Loss Per Share - The Company uses SFAS No. 128 “Earnings per Share” for the calculation of basic and diluted loss per share. For each of the three and nine months ended December 31, 2005 and 2004, the Company incurred a net loss; therefore, net loss per common share does not reflect the potential dilution that could occur to common shares related to outstanding stock options. As the Company incurred a loss for the three and nine months ended December 31, 2005 and 2004, it did not assume exercise of outstanding options because to do so would have been anti-dilutive.

New Accounting Standards — In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment.” SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock Issued to Employees,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. As a result, the Company will implement SFAS 123(R) in the reporting period starting April 1, 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS 123(R), nor has it determined the impact on its financial condition, results of operations and liquidity.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” in March 2005 in order to provide implementation guidance related to SFAS 123(R). SAB 107 provides guidance on numerous issues such as valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, capitalization of compensation cost related to shared-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), and disclosures in MD&A subsequent to adoption of SFAS 123(R). The Company is assessing the impact of SAB on its implementation of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in the net income of the period. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the provisions of SFAS 154 but does not believe that its adoption will have a material impact on its financial condition, results of operation and liquidity.

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

When the company ceased to be a member of MSD, it became entitled to receive quarterly royalty payments from MSD of 3% of the net sales price on all products developed and sold by MSD using the patents licensed from the Company. During the three and nine months ended December 31, 2005, the Company received and recognized royalties of approximately $200,000 and $400,000, respectively. During the three months ended December 31, 2005 and 2004, operating costs allocated to MSD by the Company in connection with shared personnel and facilities were approximately $100,000 and $300,000, respectively. During the nine months ended December 31, 2005 and 2004, operating costs allocated to MSD by the Company in connection with shared personnel and facilities were approximately $600,000 and $400,000, respectively. At December 31 and March 31, 2005, other current assets include $767,000 and $577,000, respectively, for net amounts due from MSD for these allocated operating costs.

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

As provided in the MSD joint venture agreement, MST is required to pay the Company the outstanding purchase price plus simple (cumulated, not compounded) interest at the fixed annual rate of 0.5% over the prime rate, or 5.5%, in effect on the purchase date. The purchase price is payable over time in installments equal to the sum of 5.0% of MSD net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of the Company’s interest in MSD.

As part of the settlement, the Company received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MST to the Company for the purchase price in the form of a credit against amounts the Company agreed to pay MSD pursuant to the settlement. This prepayment was recorded as a deferred liability on the Company’s balance sheet. The amount of the prepayment credit outstanding from time to time will bear simple interest (cumulated, not compounded) at the fixed annual rate of 0.5% over the prime rate, or 5.0%, in effect on the date that MST purchased the Company’s interests in MSD. The amount of the prepayment credit that is outstanding was approximately $1.5 million at December 31, 2005.

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

Upon closing of the sale of the Company’s interests in MSD, the total purchase price balance was approximately $10.3 million (net of the $2.0 million prepayment by MSD). The Company recorded a discounted note receivable which had an original balance of $4.5 million. This note receivable has a balance of approximately $5.3 million at December 31, 2005, which represents the net present value of future payments that the Company expects to realize from the sale of its interests in MSD. The note receivable will be accreted to fair value over the term of the expected payments on the note. Total accretion during the three and nine months ended December 31, 2005 was approximately $400,000 and $1.2 million, respectively, and has been recorded as a component of interest income. Calculating the net present value of future payments that the Company expects to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, which are updated periodically, the net present value of future payments received by the Company could differ from the amount reflected on the balance sheet at December 31, 2005.

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

Transitional services and subleases

When the MSD joint venture agreement expired, the Company was no longer required to provide research personnel and corporate services to MSD. The Company has continued, and expects that it will continue, to provide limited corporate services to MSD on a transitional basis at MSD’s expense. The Company bills MSD for the cost of these services on a periodic basis.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005 and for the three and nine months ended December 31, 2005 and 2004 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended March 31, 2005 filed with the SEC.

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

We have expanded our business model to target the field of vaccines. In connection with our efforts to determine an individual’s personal immune status through unique diagnostic test panels, we entered into a license and research agreement with Jewish General Hospital (JGH) in Montreal under which BioVeris received an exclusive, worldwide license to the use of a JGH database that contains demographic data and the serologic status on an immigrant population linked to numerous infectious diseases. In addition, we have entered into the following license and option agreements:

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

•

An agreement with the University of Massachusetts at Amherst (UMA) for exclusive patent rights to a unique vaccine candidate for Chlamydia, the most frequently reported infectious disease in the United States. Under the agreement with UMA, we acquired exclusive rights to commercialize products for possible use in the prevention, diagnosis and treatment of all chlamydial infections, including the disease, chlamydia, caused by the bacterium, Chlamydia trachomatis.

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

•

An agreement with TheraCarb, Inc. of Edmonton, Alberta for exclusive patent rights to a vaccine candidate for Candida albicans, the most common fungal pathogen affecting humans. Under the agreement with TheraCarb, we acquired a first option for exclusive rights to commercialize products for possible use in the prevention, diagnosis and treatment of Candida albicans infections. Candida albicans is the most common of the Candida species, which are ubiquitous, opportunistic pathogens that colonize more than half of all healthy individuals in the U.S., causing systemic disease in nearly 15% of those who are immunocompromised.

Under these license and option agreements, the Company paid certain upfront fees and may also make additional future payments for patent costs, milestone fees, including for initiating and completing human clinical trials and receiving regulatory approvals, and royalties on future sales.

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

Except for the period during which we consolidated the financial results of MSD, which was March 31, 2004 through August 12, 2004, we had recorded our proportionate share of MSD losses, representing approximately 100% of MSD’s losses. For this consolidation period, we reclassified amounts in the statement of operations formerly recorded on a “net” basis as equity in loss of joint venture to amounts recorded on a “gross” basis primarily as revenue, product costs, research and development expenses and selling, general and administrative expenses. As a result, our revenues and expenses for the nine months ended December 31, 2005 have decreased.

The MSD joint venture agreement expired upon completion of the merger. As a result, MSD and MST had the option to purchase our interests in MSD and pursuant to the settlement, MSD or MST agreed to purchase, and we agreed to sell, our entire interest in MSD. Fair market value for the purchase of our interests in MSD was determined in accordance with the valuation process set forth in the MSD joint venture agreement. The fair market value was determined by the independent appraisers to be approximately $9.9 million which equals the average of the two closest determinations, less a 7.5% discount factor. The purchase of our interests was completed on December 13, 2004 and, accordingly, we no longer hold an equity interest in MSD.

MSD or MST is required to pay us the outstanding purchase price over time in installments equal to the sum of 5% of MSD net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of our interests in MSD. As part of the settlement, we received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MSD to us for the purchase price in the form of a credit against amounts we agreed to pay MSD pursuant to the settlement. No further cash payments will be payable by MSD to us pursuant to the buyout until the prepayment credit, which has a balance of $1.5 million at December 31, 2005, is no longer deemed outstanding.

Upon the sale of our interests in MSD, we recorded a discounted note receivable of $4.5 million that had a balance at December 31, 2005 of approximately $5.3 million, which represented the net present value of future payments that we expect to realize from the sale of our interests in MSD. Calculating the net present value of future payments that we expect to realize from MSD as payment for the purchase price, requires assumptions about MSD, which are updated periodically, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the balance sheet at December 31, 2005. We expect that MSD will require substantial additional funding for its ongoing operations. If MSD is not able to obtain this funding, or in the event sufficient net sales or third-party financings of MSD do not materialize, we will not receive any additional payments from MST for the purchase of our interests in MSD.

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

Supplemental Consolidating Statements of Operations Data (1):

	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004
	BioVeris and Wholly-Owned Subsidiaries	BioVeris and Wholly-Owned Subsidiaries	MSD	Consolidating Eliminations	Consolidated

		(In thousands, except per share data
Revenues:
Product sales	$15,420	$16,085	$3,959	$—	$20,044
Royalty income	1,084	963	—	—	963
Contract fees	—	32	356	—	388
Total	16,504	17,080	4,315	—	21,395

Operating costs and expenses:
Product costs	6,625	7,008	3,693	—	10,701
Research and development	13,136	13,587	3,705	(97)	17,195
Selling, general and administrative	18,816	21,216	4,502	—	25,718
Total operating costs and expenses	38,577	41,811	11,900	(97)	53,614

Loss from operations	(22,073)	(24,731)	(7,585)	97	(32,219)

Interest income	2,684	2,114	80		2,194
Other (expense) income, net	(1,292)	480	—	—	480
Equity in loss of joint venture	—	(11,196)	—	7,408	(3,788)
Loss on joint venture impairment	—	(37,110)	—	—	(37,110)

Net loss	$(20,681)	$(70,443)	$(7,505)	$7,505	$(70,443)

Net loss per common share (basic and diluted)	$(0.77)	$(2.64)	$(0.28)	$0.28	$(2.64)
Shares used in computing net loss per common share (basic and diluted)	26,793	26,728	26,728	26,728	26,728

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

Results of Operations

Three and nine months ended December 31, 2005 and 2004

During the nine months ended December 31, 2004, MSD’s results of operations are consolidated with the results of operations for the period from April 1, 2004 through August 12, 2004 of BioVeris and its wholly-owned subsidiaries.

Revenues. Our consolidated revenues for the quarter ended December 31, 2005 increased to $5.5 million from $5.3 million in the corresponding period in the prior year. Our consolidated revenues for the nine months ended December 31, 2005 decreased by approximately $4.9 million to $16.5 million from $21.4 million in the corresponding prior year period. Of the $4.9 million decrease, $4.3 million represents MSD revenues which were consolidated with BioVeris’ revenues during 2004.

Our consolidated product sales were $5.1 million for the quarter ended December 31, 2005, an increase of 2% from $5.0 million in the corresponding period in the prior year. Our consolidated product sales were $15.4 million for the nine months ended December 31, 2005, a decrease from $20.0 million in the corresponding period in the prior year. Of this

$4.6 million decrease, $4.0 million represents MSD product sales.

BioVeris’ sales of biodefense products for the three months ended December 31, 2005 increased to $1.9 million from $1.8 million in 2004, and sales for the nine months ended December 31, 2005 were $7.2 million, a decrease of $1.0 million from the nine months ended December 31, 2004. Sales of biodefense products in the nine months ended December 31, 2004 included a $1.3 million sale to the U.S. Air Force under a single order. BioVeris’ sales of products for the life science market for each of the three months ended December 31, 2005 and 2004 were $3.2 million and sales for the nine months ended December 31, 2005 were $8.2 million, representing an increase of $300,000 over the nine months ended December 31, 2004. These changes in product sales reflect the change of orders and product deliveries which are based on customers’ requirements.

We anticipate continuing increases in biodefense related sales as a result of our ongoing biodefense initiatives. We have a contract with the DOD pursuant to which the DOD may purchase tests for the detection of specific toxins in environmental samples. Under the contract, the DOD may, at its option, make purchases of up to $23.0 million over a period of up to 48 months through June 2007. Through December 31, 2005, the DOD had purchased approximately $10.2 million of products under this contract. The U.S. government can terminate, suspend or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.

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

We granted Roche a worldwide, non-exclusive, royalty-free license under patents and technology that relate to detection methods and systems that employ ECL technology, subject to certain limitations described in the relevant license agreement.  Under that license agreement, we are entitled to 65% of all revenues earned through sales by Roche of products outside the field, all as described in the license agreement.  The parties are presently evaluating the nature and amount of such out-of-field sales for 2005 and 2004.

Operating Costs and Expenses. Consolidated product costs were $2.5 million (49% of total product sales) for the quarter ended December 31, 2005 compared to $2.6 million (51% of total product sales) in the corresponding prior year period. Consolidated product costs were $6.6 million (43% of total product sales) for the nine months ended December 31, 2005 compared to $10.7 million (53% of total product sales) in the corresponding prior year period. The current year decrease of $4.1 million consists of $3.7 million due to the consolidation of MSD’s product costs in 2004, and a $400,000 reduction in BioVeris’ costs. BioVeris’ product costs for the three and nine months ended December 31, 2005, as a percentage of total product sales, were 49% and 43%, respectively, compared to 51% and 44% for the respective prior year periods. Our future profit margin is subject to change due to a number of uncertainties relating to, among other things, the launch of new instrument systems.

Consolidated research and development expenses were $4.1 million for the quarter ended December 31, 2005, which represents a decrease of 8% over the prior year costs of $4.5 million. Consolidated research and development expenses were $13.1 million for the nine months ended December 31, 2005, which represents a decrease of 24% over the prior year costs of $17.2 million. The current year decrease of $4.1 million consists of $3.7 million due to the consolidation of MSD’s product costs in 2004, and a $400,000 reduction in BioVeris’ costs. Research and development expenses primarily relate to ongoing development costs and product enhancements associated with the M-SERIES family of products, development of new assays and research and development of new systems and technologies, including point-of-care products. We expect research and development costs to increase as product development and core research expand, including costs associated with our efforts in vaccines, developing clinical diagnostics and biodefense testing products, and development of a proprietary approach for determining an individual’s personal immune status through unique diagnostic test panels.

We have expanded our business model to target the field of vaccines which will require substantial research and development expenditures. For example, we have entered into several license and option agreements for patent rights to unique vaccine candidates. Under these agreements, we are responsible for conducting or sponsoring the research and development of these vaccine candidates and may be required to make additional payments for license and milestone fees, including for initiating and completing human clinical trials and receiving regulatory approvals. Payments on these agreements totaled $300,000 and $1.1 million in the quarter and nine months ended December 31, 2005, respectively. In addition, we have leased facilities at an annual cost of approximately $700,000 for use in the vaccine programs.

Consolidated selling, general and administrative expenses were $6.2 million in the quarter ended December 31, 2005, which represents a decrease of 12% over the prior year costs of $7.1 million. Consolidated selling, general and administrative expenses were $18.8 million in the nine months ended December 31, 2005, which represents a decrease of 27% over the prior year costs of $25.7 million. Of this $6.9 million decrease, $4.5 million represents MSD’s selling, general and administrative expenses in 2004. BioVeris’ decrease in selling, general and administrative costs in the quarter and nine months ended December 31, 2005 was primarily attributable to lower professional fees in the current year. Professional fees in the prior year included costs associated with our litigation and settlement with MSD.

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

Interest and Other Income / Expense. Interest income was $100,000 and $900,000 in the quarters ended December 31, 2005 and 2004, respectively, and was $2.7 million and $2.2 million in the nine months ended December 31, 2005 and 2004, respectively. Interest income in the quarter and nine months ended December 31, 2005, includes approximately $400,000 and $1.2 million, respectively, from the accretion of income related to the note receivable from MSD.

During the three months ended December 31, 2005, we recorded a charge against interest income of approximately $158,000 to reflect amortization of the purchase price premium of short-term investments. In addition, during the three and nine months ended December 31, 2005, we recorded an out of period adjustment of $894,000 and $615,000, respectively, to reduce accumulated other comprehensive loss and interest income in order to reflect the amortization related to prior periods of the purchase price premium of short-term investments. The impact of this adjustment for the three and nine months ended December 31, 2005 and on prior interim and annual periods was not material, as the adjustment was comprised of relatively small amounts related to each of the quarterly reporting periods dating back to the quarter ended June 30, 2004. For all periods, comprehensive loss was not impacted by this adjustment.

Loss on Joint Venture Impairment. In 2004, the book value of our interests in MSD, as recorded in the investment in joint venture account on our unconsolidated balance sheet, was greater than the fair market value purchase price of these interests determined by the appraisal process. Utilizing the guidance of Accounting Principles Board (APB) Opinion No. 18, during the three and nine months ended December 31, 2004, we recorded non-cash charges of $3.2 million and $37.1 million, respectively, as loss on joint venture impairment, representing the amount by which the book value of our interests in MSD exceeded the fair market value. These impairment charges are classified as non-operating costs on the Statement of Operations consistent with the guidance of APB Opinion No. 30.

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

For the period from August 13, 2004 through December 13, 2004, the date of the sale of our interests in MSD, we recorded our proportionate share of MSD losses, representing approximately 100% of MSD’s losses, as equity in loss of joint venture consistent with accounting for equity method investments. We recorded equity in loss of joint venture of $1.0 million and $3.8 million, respectively, for the three and nine months ended December 31, 2004, respectively.

Net Loss. The net loss for the quarter ended December 31, 2005 was $7.5 million ($0.28 per common share), compared to a net loss of $12.0 million ($0.45 per common share) in the corresponding prior year period. The net loss for the nine months ended December 31, 2005 was $20.7 million ($0.77 per common share), compared to a net loss of $70.4 million ($2.64 per common share) in the corresponding prior year period. The decrease in the net loss is primarily caused by the prior year’s non-cash charges of $37.1 million representing the amount by which the book value of our interests in MSD exceeded the fair market value purchase price, MSD’s consolidated losses of $7.5 million in the prior year and a decrease in operating expenses.

Liquidity and Capital Resources

	December 31,	March 31,
	2005	2005
Cash, cash equivalents and short-term investments	$72,820	$95,629
Working capital	79,652	98,639

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
Cash provided by (used in):
Operating activities	$(8,360)	$(4,962)	$(21,549)	$(24,295)
Investing activities	3,653	(76)	(4,161)	(92,636)
Financing activities	(12)	-	(20)	(49,922)
Capital expenditures (included in investing activities above)	(327)	(76)	(746)	(1,208)

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

Cash Used in Operating Activities

Net cash used for operations was $21.5 million and $24.3 million during the nine months ended December 31, 2005 and 2004, respectively. The decrease in cash used for operations in the current period resulted primarily from a lower net loss offset by changes in non-cash adjustments to the net loss partially offset by higher working capital requirements in the current period.

Cash Used in Investing Activities

We used approximately $700,000 and $1.2 million of cash for the acquisition of equipment and leasehold improvements during the nine months ended December 31, 2005 and 2004, respectively. During the nine months ended December 31, 2005 and 2004, we purchased short-term investments of $15.2 million and $103.6 million, respectively, and we received proceeds of $20.1 million and $15.2 million, respectively, from the sale of short-term investments.

During the nine months ended December 31, 2004, our investment contributions to MSD totaled $5.0 million ($3.0 million in cash and a $2.0 million non-refundable pre-payment by MSD to us for future amounts payable by MSD to us pursuant to the buy-out of our interest in MSD).

Cash Used in Financing Activities

During the nine months ended December 31, 2005, we declared and paid dividends of $38,000 in respect of shares of series B preferred stock.

MSD

We made no investment contributions to MSD during the nine months ended December 31, 2005. During the nine months ended December 31, 2004, our investment contributions to MSD totaled $5.0 million ($3.0 million in cash and a $2.0 million non-refundable pre-payment by MSD to us for future amounts payable by MSD to us pursuant to the buy-out of our interest in MSD).

During the three months ended December 31, 2005 and 2004, operating costs allocated to MSD by us in connection with shared personnel and facilities totaled $100,000 and $300,000, respectively, and during the nine months ended December 31, 2005 and 2004, operating costs allocated to MSD by us in connection with shared personnel and facilities totaled $ 600,000 and $400,000, respectively. The specific nature and amount of our allocations are being reviewed by MSD.

Contractual Obligations

We have contractual obligations associated with ongoing business activities which will result in cash payments in future periods. In addition, we believe that material commitments for capital expenditures may be required in a variety of areas, such as product development programs, sponsored research and the build-out of new facilities. We have not, at this time, made material commitments for any such capital expenditures and have not secured additional sources to fund such commitments if they become necessary in the future.

As of December 31, 2005, our material future obligations were as follows (in thousands):

	Operating
	Lease	Sponsored
Years Ended March 31,	Payments	Research	Total
2006	$991	$209	$1,200
2007	3,949	559	4,508
2008	3,948	130	4,078
2009	3,935	97	4, 032
2010	3,383	-	3,383
2011 and thereafter	7,136	-	7,136
Total	$23,342	$995	$24,337

Included in the operating lease payments above is approximately $700,000 per year of leased facilities for use in our vaccine programs. Subsequent to December 31, 2005, we sub-leased a portion of a facility to a third party under an arrangement that reduces our annual operating lease payments by approximately $700,000 through fiscal 2007.

As of December 31, 2005, we had no off-balance sheet arrangements, as defined by S-K 303 (a) (4).

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

Joint Venture Accounting — For periods prior to March 31, 2004 and for the period from August 13, 2004 through December 13, 2004, we accounted for our ownership in the MSD joint venture on the equity method, as we determined that we did not control MSD’s operations.

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

On August 12, 2004, BioVeris, MSD and MST entered into a settlement agreement that resolved litigation between the parties and constituted a reconsideration event under FIN 46. We determined that we no longer met the conditions to be designated as the primary beneficiary of MSD. Factors used in this evaluation included:

•	We no longer had a significantly large variable interest in MSD to be the primary beneficiary. We held only a secured note whereas the purchaser, MST, will be “at risk” for all of its equity;

•	After December 13, 2004 and for the remaining life of MSD, we ceased to absorb any MSD losses; and

•	MST will absorb the majority of the expected losses of MSD.

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

We recorded a discounted note receivable which had an original balance of $4.5 million. This note receivable has a balance of approximately $5.3 million at December 31, 2005, which represents the net present value of future payments that we expect to realize from the sale of our interests in MSD. Calculating the net present value of future payments that we expect to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the balance sheet at December 31, 2005.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R replaces SFAS No. 123, “Accounting for Stock Issued to Employees,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. We are currently evaluating the provisions of SFAS 123R and have not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS 123R, nor have we determined its impact on our financial condition, results of operations and liquidity.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” in March 2005 in order to provide implementation guidance related to SFAS 123R. SAB 107 provides guidance on numerous issues such as valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, capitalization of compensation cost related to shared-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, and disclosures in MD&A subsequent to adoption of SFAS 123R. We are assessing the impact of SAB on its implementation of SFAS 123R.

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

Forward-Looking Information and Risk Factors That May Affect Future Results

Risks Relating to Us and Our Business

OUR BUSINESS HAS A HISTORY OF LOSSES AND WE WILL HAVE FUTURE LOSSES AND NEGATIVE CASH FLOW.

We incurred net losses of $77.6 million, $93.3 million and $50.9 million for the years ended March 31, 2005, 2004 and 2003, respectively, and net losses of $20.7 million and $70.4 million for the nine months ended December 31, 2005 and 2004, respectively. We expect to continue to incur operating losses and negative cash flow as a result of our expenses for manufacturing, marketing and sales capabilities, research and product development, and general and administrative costs.

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

Many of our potential products, including certain M-SERIES products, are at an early stage of development and we have not introduced any clinical diagnostics products. Products under development require additional research and development efforts, including clinical testing and regulatory approval, prior to commercial use. Our potential products are subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibilities that:

•	our design or approach may not be successful;

•	our products may not be compatible with existing technology or may rely on technology that has become obsolete;

•	our products may be found ineffective or fail to meet the applicable regulatory standards or receive necessary regulatory clearances;

•	our estimates of the market size and potential for our products may prove incorrect;

•	third parties may market superior or equivalent products;

•	our products may not be recognized or accepted in the market due to unfamiliar brand names; or

•	our product development costs may outweigh potential future cash flows associated with those products.

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

We have recorded a net book value for the PCR licenses of $15.8 million at December 31, 2005. If we are unable to successfully develop any products using PCR technology because such PCR technology has become obsolete or the future cash flows attributable to products using PCR technology are insufficient to realize the remaining carrying value of the license, we would be required to write-off the remaining net book value or record an impairment of the value of the PCR license. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO BE VOLATILE.

Our quarterly operating results will depend upon:

•	the volume and timing of orders and product deliveries for biodefense products, M-SERIES systems or other products, which are based on our customers’ requirements that may vary over time;

•	the success of M-SERIES system upgrades and enhancements and customer acceptance of those enhancements and upgrades;

•	costs incurred related to expansion into the field of vaccines;

•	the amount of revenues recognized or collectible from royalties and other contract revenues, which revenues are dependent upon the efforts and compliance of our licensees and collaborators;

•	whether our instruments are sold or leased to customers, which will affect the timing of the recognition of revenue from the sale or lease;

•	the timing of our introduction of new products, which could involve increased expenses associated with product development and marketing;

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

We have recorded the net present value of the receivable due to us from the sale of our interests in MSD in the amount of $5.3 million at December 31, 2005. If we do not receive the full purchase price over time, from the sale of our interests in MSD, we would be required to write off the remaining net present value or record an impairment of the value of the receivable. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.

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

We lack experience in large-scale manufacturing and have no experience in the manufacturing of clinical diagnostic or vaccine products, which could hamper our ability to manufacture existing products or new products that we develop. We have two options to address this competitive disadvantage. First, we could expand our internal ability to manufacture products, which, to date, has only been done in a limited way. Second, we could contract with a third party to manufacture products for us based on our technology, which, to date, we have not done.

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

WE HAVE LIMITED MANUFACTURING FACILITIES FOR OUR CURRENT PRODUCTS AND WE MAY NOT FIND ADDITIONAL FACILITIES SUITABLE FOR FUTURE GROWTH, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND PROSPECTS.

We face risks inherent in operating a single facility for the manufacture of our current products. We do not have alternative production facilities available should our Gaithersburg, Maryland manufacturing facility cease to function. If our facility were not operational for an extended period of time, including due to an unforeseen plant shutdown, then our business and future prospects could be materially adversely affected.

In addition, we may need to expand and enhance our research, development and production facilities. We may also be required to make material capital expenditures at a new facility at a time when we have limited capital resources available to us.

We may also experience difficulties or delays in integrating our operations into new facilities. These difficulties might include delays in the availability of a new facility or problems associated with equipment installation. In addition, any facility that we obtain for production of vaccines, clinical testing or biodefense products will be subject, on an ongoing basis, to a variety of regulatory requirements including quality systems regulations, international quality standards and other regulatory standards. We may encounter difficulties expanding our manufacturing operations in accordance with these regulations and standards, which could result in manufacturing delays and an inability to meet product demand and our business prospects could be materially adversely affected.

If we are unable to pay for facility enhancements and improvements to meet our future growth needs, our business would suffer.

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

Our business success or failure will depend, in part, on our ability to pursue, obtain, and maintain adequate patent protection for ECL technology, vaccines and our other technologies. Our patents may not adequately protect our technology from being used by our competitors.

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

Roche, through one of its affiliates, has been licensed by us to exploit ECL technology, subject to the limitations of the license agreement. Although the terms of the license agreement were negotiated in an effort to minimize the areas of potential future disputes, there are no assurances that we and Roche will continue to agree on the scope, permitted use and other material terms of the license agreement. Future disputes with Roche, or any licensee, over the scope of the license agreement, such as disputes over the field, the types of products that Roche is permitted to develop and sell, or royalties owed, including royalties for out-of-field sales by Roche of licensed products that employ ECL technology and which are outside the human in vitro diagnostics field, might lead to lengthy and costly legal proceedings, which could adversely affect our financial condition and future business prospects.

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

Our balance sheet at December 31, 2005 had cash, cash equivalents and short-term investments of $72.7 million which is approximately 65% of total assets. We invest excess cash in accordance with a policy approved by our Board of Directors. The policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on our investments by terms and concentrations by type and issuer. We invest our excess cash in money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less. At December 31, 2005, we had invested $48.4 million in securities of the U.S. government, municipal bonds, and U.S. corporate debt, which were recorded as short-term investments.

Our invested cash is sensitive to changes in the general level of interest rates. Based on our cash, cash equivalents and short-term investments balance at December 31, 2005, a 1% movement in interest rates would have an approximately $800,000 impact on our annual interest income and annual net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVeris Corporation

Date: February 10, 2006	/s/ Samuel J. Wohlstadter
Samuel J. Wohlstadter
Chief Executive Officer
(On behalf of the Registrant and as Its Principal Executive Officer)

Date: February 10, 2006	/s/ George V. Migausky
George V. Migausky
Vice President of Finance Chief Financial Officer
(On behalf of the Registrant and as Its Principal Financial Officer)