Form 10-K
period 2006-03-31
BIOVERIS CORP
filed 2006-06-14
CIK 1264899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________________

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended	March 31, 2006
Commission File Number	000-50583

BioVeris Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	80-0076765
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877

(Address of principal executive offices) (Zip Code)

301-869-9800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	NONE
Securities registered pursuant to Section 12(g) of the Act:	Common Stock $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ( )	No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ( )	No (X )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)	No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )	Accelerated filer (X)	Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ( )	No (X )

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2005, computed by reference to the closing sale price of such stock quoted on The Nasdaq National Market on such date, was approximately $119,832,828.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 31, 2006 was 27,237,821.

Documents Incorporated by Reference: Portions of the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report.

BIOVERIS CORPORATION

Annual Report On Form 10-K

For The Fiscal Year Ended March 31, 2006

As used herein, “BioVeris”, “we”, “us” and “our” refer to BioVeris Corporation and its subsidiaries. M-SERIES, TRICORDER, BIOVERIFY, and BIOVERIS are our trademarks. This Form 10-K also contains disclosures relating to brand names, trademarks or service marks of other companies, and these brand names, trademarks or service marks are the property of those other holders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. All statements contained in this report that are not statements of historical fact, including statements about markets and potential markets, market growth for diagnostic and vaccine products, potential impact of competitive products, our expectations regarding future revenue, the potential market for products in development, the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, the need for and availability of additional capital and other forward-looking statements included in “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), are forward-looking statements. The words “may,” “should,” “will,” “expect,” “could,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions have been used to identify certain of the forward-looking statements. In this Form 10-K we have based these forward-looking statements on management’s current expectations, estimates and projections and they are subject to a number of risks, uncertainties and assumptions which could cause actual results to differ materially from those described in the forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	changes in our strategy and business plan, including our plans for vaccines, the clinical diagnostics, biosecurity, life science and industrial markets and other healthcare opportunities;

•	our ability to develop and introduce new or enhanced products;

•	our ability to enter into new collaborations on favorable terms, if at all;

•	our ability to expand the distribution and increase sales of existing products;

•	changes in customer demand, the timing of significant orders or the demand for rapid testing products in each of our markets;

•	our ability to expand our manufacturing capabilities or find a suitable manufacturer on acceptable terms or in a timely manner;

•	our ability to develop our selling, marketing and distribution capabilities;

•

our and our licensees’ ability to obtain approvals from the U.S. Food and Drug Administration, which we refer to in this Form 10-K as the FDA, and other governmental approvals for our and their clinical testing products or for vaccine products, including regulatory changes, uncertainties or delays;

•	the ability of our licensees to effectively develop and market products based on the technology we license to them;

•	our ability to win competitively awarded government contracts in the future and retain existing government contracts;

•	domestic and foreign governmental and public policy changes, particularly related to healthcare costs and biosecurity funding, that may affect new investments and purchases made by our customers;

•	competition from companies with greater financial and capital resources than ours;

•	availability of financing and financial resources in the amounts, at the times and on the terms required to support our future business;

•	our dependence on a limited number of suppliers for materials used in the manufacturing of our products;

•	rapid technological developments in each of our markets and our ability to respond to those changes in a timely, cost-effective manner;

•

any potential future disputes regarding the scope, permitted use, royalties, payment obligations and other material terms of our license agreements, including those with Meso Scale Diagnostics, LLC, which we refer to in this Form 10-K as MSD, and IGEN LS, LLC, an affiliate of Roche Diagnostics GmbH and Roche Holding Ltd, which we collectively refer to in this Form 10-K as Roche;

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

PART I

ITEM 1. BUSINESS

Summary

We are a global integrated healthcare company developing proprietary technologies in diagnostics and vaccinology. We are dedicated to the commercialization of innovative products and services for healthcare providers, their patients and their communities.

On February 13, 2004, IGEN International, Inc., which we refer to in this Form 10-K as IGEN, and Roche consummated a merger and certain related transactions, which we refer to in this Form 10-K as the merger and related transactions, pursuant to which Roche acquired IGEN and IGEN simultaneously distributed shares of our common stock to its stockholders. The transaction occurred in the following steps:

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

•

Non-clinical diagnostics for the biosecurity, life science and industrial markets. The non-clinical diagnostics market includes biosecurity products for the detection of bacteria, viruses and toxins that may pose a military or public health threat; life science testing for drug discovery and development that is performed by pharmaceutical and biotechnology companies; and industrial testing for the detection of foodborne and waterborne disease causing pathogens.

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

Our own product development efforts are focused on M-SERIES instruments and tests for the biosecurity market and for the clinical diagnostics market, particularly for point-of-care sites. We are seeking to develop, market and sell products for the clinical point-of-care market segment through a combination of direct efforts and collaborative arrangements. We also are pursuing opportunities in the clinical reference laboratory and central hospital laboratory market segments through collaborative arrangements.

The first clinical diagnostic system being developed by us is a clinical analyzer that builds on the M-SERIES instruments we sell in the biosecurity and life science markets. We believe that the clinical analyzer will provide results to a physician rapidly with the same levels of sensitivity, accuracy or consistency as a large instrument in a clinical reference laboratory or in a central laboratory, thereby permitting the physician to make a more timely decision regarding the patient’s course of treatment. Among the applications that we plan to develop is a proprietary approach for determining an individual’s personal immune status through unique diagnostic panels. We will seek approval from the FDA for the clinical analyzer and other in vitro diagnostics products at the appropriate stage of their product development. There can be no assurance that such approval will be obtained.

Our M-SERIES instruments are used in biodefense programs for homeland security, including by the Department of Defense, or DOD. We believe there will be an increasing opportunity to sell our products as biosecurity tools for use by commercial, governmental and military organizations around the world, as well as in public health.

We are also selling two types of M-SERIES instruments for life science research to pharmaceutical and biotechnology researchers, as well as to scientists at academic and government research institutions. Immunogenicity testing is performed by pharmaceutical and biotechnology companies in order to characterize the ability of protein-based therapeutics to stimulate an immune response. Antibodies that result from an immune response to a protein-based drug can reduce its efficacy and cause significant side effects, such as allergic reactions. Because of serious side effects that have been reported over the last year, it has become increasingly necessary to determine if an immune response to protein-based drugs develops in patients by screening for the presence of antibodies, confirming their specificity, characterizing the type of antibodies present and determining whether they interfere with binding events. Immunogenicity testing is done during pre-clinical studies and may continue through the clinical trials required for regulatory approval. In some cases, the

FDA requires additional testing after a drug has been approved. We believe our M-SERIES product line for the life science market is ideally suited to perform immunogenicity testing by measuring low affinity antibodies with high sensitivity, all in the presence of the highly concentrated drug.

Vaccines

In fiscal 2005, we expanded our business model to target the field of vaccines. In connection with this effort, we have entered into the following license and option agreements:

•

An option agreement with Children’s Hospital & Research Center at Oakland (CHRCO) for exclusive patent rights to a unique vaccine candidate for Neisseria meningitidis serogroup B, which causes meningitis. We believe that the availability of an effective vaccine that would prevent meningococcal serogroup B, for use by various population groups, could satisfy a significant unmet medical need.

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

•

A technology license agreement with Baxter Healthcare Corporation for exclusive patent rights to a broad portfolio of vaccine candidates. Vaccines covered by the Agreement include those for the prevention of diseases caused by Group A streptococci (GAS), GBS, Pneumococci, GBM, anthrax bacilli and urinary tract infection (UTI) associated with E coli. Under that agreement, we receive exclusive rights to patents or know-how related to the manufacture, production, use and commercialization of the vaccine candidates.

•

A license agreement with The Rockefeller University under which we receive an exclusive, worldwide license of patents and know-how to manufacture, use and commercialize a unique vaccine candidate for GAS, including pharmaceutical, therapeutic, diagnostic and vaccine applications thereof. GAS, also known as Streptococcus pyogenes, causes a range of mild to severe diseases in both children and adults and there is currently no vaccine for this disease. The technology from Rockefeller University is based on the use of bacterial polysaccharide in a new vaccine to elicit protective antibodies, which we believe will complement our existing carbohydrate conjugate vaccine platform.

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

In connection with our efforts to determine an individual’s personal immune status through unique diagnostic test panels, we entered into a license and research agreement with Jewish General Hospital (JGH) in Montreal under which we received an exclusive, worldwide license to the use of a JGH database that contains demographic data and the serologic status of an immigrant population linked to numerous infectious diseases.

Investor Information

We were organized as IGEN Integrated Healthcare, LLC, a Delaware limited liability company, on June 6, 2003, and converted to BioVeris Corporation, a newly formed Delaware corporation, on September 22, 2003. Our executive offices are located at 16020 Industrial Drive, Gaithersburg, Maryland 20877. Our Internet website is located at http://www.bioveris.com. Information contained on our website is not part of this Form 10-K or any other filing which may incorporate by reference this Form 10-K. We provide to the public on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission, which we refer to in this Form 10-K as the SEC. Any report, proxy statement or other information we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding issuers that file electronically with it.

Our Strategy

Our strategy is based on the direct development and sale of products utilizing our technologies, while at the same time entering into collaborations with third parties that can assist us in product development, manufacturing and marketing efforts. Key elements of our strategy are to:

•	pursue collaborative relationships to accelerate new product development and enhance global manufacturing and marketing capabilities;

•	establish leadership positions in emerging markets;

•	develop and market product line extensions and an expanded menu of assays; and

•	maximize high value-added opportunities in vaccines.

Our Technology

Our M-SERIES family of products incorporate a number of technologies, including:

•	ECL technology developed and owned by us;

•	various improvements to ECL technology developed by Roche and licensed to us;

•

polymerase chain reaction technology developed by Roche and licensed to us for use in several specified markets, including the human and animal in vitro diagnostics markets, which we refer to in this Form 10-K as PCR technology; and

In addition, we have rights to a portfolio of unique vaccine candidates.

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

We believe that ECL technology is well suited for the continued development and sale of the M-SERIES family of instruments that can be used in all of our target diagnostic markets. We believe the technology will permit immunodiagnostic and nucleic acid tests to be performed using the same detection method.

ECL technology is well established in the market, evidenced by the fact that our licensees have developed multiple product lines based on ECL technology. There can be no assurance that we will succeed in profitably developing, marketing and selling products based on ECL technology.

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

The license, which we refer to in this Form 10-K as the improvements license agreement, may be used without a field restriction (except as set forth in the next sentence) to develop, make, reproduce, modify, use, sell and otherwise commercially exploit any product or service based on ECL technology. In addition, we are licensed to use certain intellectual property rights of Hitachi High Technology Corporation and its affiliates only outside the field defined in the improvements license agreement to develop, make, reproduce, modify, use, sell and otherwise commercially exploit any product or services based on ECL technology. Subject to an exception, the field in the improvements license agreement is the same as the field in the license agreement. We may sublicense rights under both of these licenses to affiliates and third parties.

The improvements license agreement restricts our right to use such improvements in certain types of ECL products. In addition, the license does not permit us to develop, use, manufacture or sell ECL assays that contain labeling that make them useable on ECL instruments manufactured, sold or placed by Roche Diagnostics or its licenses or resellers, in the field.

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

The PCR license agreements obtained by us from Roche and its affiliates will allow us to develop nucleic acid tests for several specified markets, including the human and animal in vitro diagnostics markets. We believe that nucleic acid tests are currently one of the fastest growing segments of the clinical diagnostics market and would complement our immunodiagnostic product line. We do not currently sell any product based on the PCR technology licensed from Roche. For more information about the license fee and royalty payments in connection with the PCR license agreements, see “ITEM 8 — Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1.”

Vaccines

In fiscal 2005, we expanded our business model to target the field of vaccines and have rights to certain vaccine candidates through the following license and option agreements:

•	An option agreement with Children’s Hospital & Research Center at Oakland for exclusive patent rights to a unique vaccine candidate for Neisseria meningitidis serogroup B, which causes meningitis.

•	An agreement with the National Research Council of Canada for a license to patent rights to candidates for a GBS

Type II and Type V vaccine and a group B meningococcus vaccine.

•	An agreement with the University of Massachusetts at Amherst for exclusive patent rights to a unique vaccine candidate for Chlamydia.

•

A technology license agreement with Baxter Healthcare Corporation for exclusive patent rights to a broad portfolio of vaccine candidates. Vaccines covered by the Agreement include those for the prevention of diseases caused by GAS, GBS, Pneumococci, GBM, anthrax bacilli and UTI associated with E coli.

•

A license agreement with The Rockefeller University under which we receive an exclusive, worldwide license of patents and know-how to manufacture, use and commercialize a unique vaccine candidate for GAS, including pharmaceutical, therapeutic, diagnostic and vaccine applications thereof.

•	An agreement with TheraCarb, Inc. of Edmonton, Alberta for exclusive patent rights to a vaccine candidate for Candida albicans, the most common fungal pathogen affecting humans.

Products and Markets Using Our Technology

The following table summarizes the range of products that we have licensed, developed or are developing:

BioVeris Products	Customer Application	Market	Status

Diagnostics
M-SERIES (Clinical analyzer and clinical diagnostic tests)	Screen, monitor and diagnose medical conditions	Clinical	Development

M-SERIES (M384 Analyzer and reagents)	Drug discovery and development	Life science	Product sales

M-SERIES (M1M Analyzer and reagents)	Drug discovery and development	Life science	Product sales
	Detection of food and beverage contaminants and bacteria, viruses and toxins	Biosecurity	Product sales

Cell culture reagents	Biological research	Life science	Product sales

Vaccines
Neisseria meningitides serogroup B	Preventative medicine	Vaccine	Pre-clinical research

Group B streptococcus	Preventative medicine	Vaccine	Pre-clinical research

Chlamydia	Preventative medicine	Vaccine	Pre-clinical research

Group A streptococcus	Preventative medicine	Vaccine	Pre-clinical research

Pneumococcus	Preventative medicine	Vaccine	Pre-clinical research

Anthrax bacilli	Preventative medicine	Vaccine	Pre-clinical research

Urinary tract infection (E coli)	Preventative medicine	Vaccine	Pre-clinical research

Candida albicans	Preventative medicine	Vaccine	Pre-clinical research

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

Our Products and Markets

Clinical Diagnostics

We plan to manufacture and sell products utilizing our technologies for the clinical in vitro diagnostics market either directly or through additional licensees. In vitro diagnostic testing, which is the process of analyzing blood, urine and other samples to screen for, monitor and diagnose diseases and other medical conditions or to determine the chemical and microbiological constituents of the samples is one type of testing used by the clinical diagnostics market. We believe that our ECL technology is ideally suited for the immunodiagnostic and nucleic acid testing segments of the clinical diagnostics market. Clinical diagnostic testing is performed in many locations, including testing by clinical reference laboratories, central hospital laboratories, and blood banks, as well as testing at clinical point-of-care sites. Our products for the clinical in vitro diagnostics market will generally require approval or clearance by the FDA prior to the marketing of the products, which we will seek in the appropriate stage of product development. There can be no assurance that such approval will be obtained. See “ITEM 1 — Business — Government Regulation — Clinical Diagnostic Products” for a more detailed description of the government regulations to which we are subject in connection with products for the clinical in vitro diagnostics market.

Point-of-Care Systems. Many diagnostic tests performed today involve a follow-up treatment decision by the physician because the test and treatment process are usually decoupled. In most situations, samples of blood are drawn from a patient in the physician’s office, emergency room or hospital room and sent to a laboratory at another location where the tests are performed. Test results are returned to the physician several hours or even several days later. We believe that there is demand among physicians, patients and third-party payers for clinical diagnostic products that reduce turnaround time by bringing laboratory testing closer to the patient and providing the physician with fast, quality and cost-effective results thereby permitting the physician to deliver prompt feedback to the patient.

Most immunodiagnostic systems for clinical point-of-care sites have had limited market penetration because of the lengthy turnaround time for test results, the need for skilled labor to perform the tests, regulations, lack of sensitivity and the high cost of the tests. We believe that the emergence of simple, more accurate and cost-effective diagnostic products is shifting the site of in vitro diagnostic testing from clinical reference laboratories and central hospital laboratories to alternative sites.

We are developing a new instrument system, a clinical analyzer that would be a part of our M-SERIES family of instruments. We plan to integrate ECL, PCR, and other technologies into a small, expandable and modular system for the performance of immunodiagnostic and nucleic acid tests. The clinical analyzer is being designed for ease of use and the ability to provide fast results and is expected to be marketed to clinical point-of-care sites bringing laboratory testing closer to the patient thereby providing the associated benefits described above. We believe that the clinical analyzer may also be used in clinical reference laboratories, central hospital laboratories and blood banks, which presently constitute the majority of the clinical diagnostics market. Currently, most available immunoassay tests for use at the clinical point-of-care sites are often not as sensitive, accurate, or consistent as similar tests run in a central laboratory. We believe the clinical analyzer under development will provide rapid turn-around time with the same levels of sensitivity, accuracy and consistency as a large instrument in a clinical reference laboratory or a hospital central laboratory.

Diagnostic testing of an individual’s immune status would provide information about a person’s susceptibility to infectious diseases, including diseases for which vaccines exist or are being developed. In addition, the establishment of a database on immune status and vaccination history may assist in identifying certain population groups, such as school children, college students, military personnel and the elderly, which are at risk for diseases such as pneumonia and meningitis that can be prevented by vaccination. We expect to be able to offer unique and proprietary diagnostic test panels that would assess an individual’s personal immune status and establish a database for individuals in various population groups. Such products and services should support initiatives such as the strategic plan of the Centers for Disease Control, which is developing an immunization registry and the recent Health Information Technology Initiative of the U.S. Department of Health and Human Services.

In connection with our efforts to determine an individual’s personal immune status, we entered into a license and research agreement with Jewish General Hospital in Montreal under which BioVeris received an exclusive, worldwide license to the use of a JGH database that contains demographic data and the serologic status of an immigrant population linked to numerous infectious diseases.

We are also exploring collaborative business arrangements to accelerate the development, manufacture and marketing of ECL technology-based products for clinical point-of-care applications.

Clinical/Reference and Central Hospital Laboratory Systems. One of the significant applications of ECL technology is in large, highly automated clinical immunodiagnostic systems used in clinical reference laboratories, central hospital laboratories and blood banks. These laboratories currently constitute the vast majority of the clinical diagnostics market. To serve these laboratories, systems must be able to perform a wide variety of immunodiagnostic tests on a large number of samples consistently, cost effectively and quickly. Although we do not currently manufacture or sell products for the clinical diagnostics market, we intend to pursue opportunities for the clinical reference and central hospital laboratory market segment, including through collaborative arrangements.

Non-Clinical Diagnostics

Biosecurity. We are commercializing products in the emerging market segment for biosecurity, which involves the detection of bacteria, viruses and toxins that may pose a military or public health threat, as well as for the detection of foodborne and waterborne disease causing pathogens. We believe there will be an increasing opportunity to use our products as a biosecurity tool in commercial, governmental and military organizations around the world, as well as in public health, due to the early adoption of our products by key decision makers. Our presence in the biosecurity market may also provide us with the opportunity to sell products to other diagnostics markets. We believe that tests developed for the biosecurity field may also have utility in the clinical diagnostic markets by providing tests for patients exposed to biological agents or toxins. We expect that our non-clinical products for biosecurity will generally not require the approval of a U.S. government agency prior to marketing of the products in the United States. See “ITEM 1 — Business — Government Regulation — Biosecurity and Industrial Testing Products” for a more detailed description of the government regulations to which we are subject in connection with our biosecurity products.

Our M-SERIES M1M Analyzer is designed to function in demanding field environments, as well as in the laboratory. The M1M is an automated analyzer designed for use with our BioVerify(TM) test kits for the detection of botulinum neurotoxins, anthrax, ricin, staphylococcal enterotoxins A and B, E. coli O157, and salmonella, among others. The system has easy-to-use sample handling and can detect biological agents quickly and with high sensitivity. System software reports positive or negative results automatically in a standard format. The M1M Analyzer was built with specification and configuration inputs from our customers and is designed to meet the needs of field, mobile and centralized laboratories. The M-SERIES M1M Analyzer was also designed for use by first responders, such as trauma centers, emergency medical workers, firefighters and police. We market the M-SERIES product family directly through our own sales, marketing and applications teams. Instrument systems originally designed for the biosecurity market are now also being used in life science.

U.S. Army scientists at Fort Detrick and the Edgewood Chemical Biological Center (ECBC) have developed ECL technology-based biological tests designed to measure specific agents and toxins in environmental samples. We have a contract with the DOD pursuant to which the DOD may purchase these tests from us. The tests are used by various laboratories and field sites of the DOD. For risks related to our contracts with the government see “ITEM 1A — Risk Factors — Risks Relating to Regulation and Government Contracts.”

The Automated Biological Agent Testing System (ABATS) program at the ECBC, Aberdeen Proving Ground, in conjunction with us and Beckman Coulter, has integrated an M-SERIES instrument system with Beckman Coulter’s SAGIAN(TM) and Biomek(R) FX lab automation systems to automate sample preparation and plate handling for ECL technology-based immunoassays. This program is designed for high throughput detection of biological agents and incorporates reagents that are being manufactured by us. In 2004, the ABATS was transferred to Stations of Robotic Monitoring (STORM), a mobile, high-throughput laboratory that can be deployed rapidly to the scene of an accident or terrorist event.

We expect to continue to work with commercial and U.S. governmental agencies to expand the use of ECL technology-based products in a variety of homeland security and biodefense initiatives, including the development of reagents for the detection of biological agents, such as anthrax, staphylococcus enterotoxin B and botulinum, or toxins in environmental samples.

We are also engaged in initiatives for product development for this market, including:

•	our Cooperative Research and Development Agreement with the U.S. Army Medical Research Institute of Infectious Diseases for the development of tests for the detection of biological toxins;

•	our Cooperative Research and Development Agreement with Brooke Army Medical Center for the development of tests for the detection of clinical markers of disease; and

•	the continued integration of our ECL technology into the Air Force biological testing program.

Certain of our U.S. government contracts contain provisions that grant to the U.S. government a non-exclusive, non-transferable, irrevocable, paid-up license to use inventions made by us in the course of performing such contracts, or have such inventions used by or on behalf of the U.S. government, for research or other government purposes. See “ITEM 1A — Risk Factors — Risks Relating to Regulation and Government Contracts.”

Life Science. We provide products and services for the discovery and development of new drugs to the life science market. Our product development and marketing efforts center on two M-SERIES instruments — the M384 and the M1M instruments — each of which build on the ECL technology-based applications provided by the M-SERIES systems.

Our products can be used by pharmaceutical and biotechnology companies, universities and other research organizations in most phases of drug discovery, including:

•	validating targets identified through genomics;

•	screening large numbers of compounds generated through combinatorial chemistry;

•	re-testing and optimization of lead compounds; and

•	clinical trial testing of drug candidates.

After identifying disease targets and synthesizing chemical compounds, researchers attempt to find compounds that are drug candidates. This drug discovery process involves developing an assay to determine whether a particular compound has the desired effect on a target and then screening compounds using that assay. We believe that the need of pharmaceutical and biotechnology companies to rapidly identify therapeutic targets, screen thousands of compounds per day against those targets and then optimize the leads has created new opportunities for ECL technology-based systems in the pharmaceutical and biotechnology industry. Our M-SERIES instruments are compatible with multi-well microplates that are commonly used in drug discovery and development laboratories and can be fully integrated with many existing automation and robotic systems. These instruments were designed to enable researchers to test new biological targets against potential drug compounds with higher levels of accuracy and sensitivity. We believe they may also perform highly sensitive tests more quickly at a lower cost than other methods and this may permit a drug candidate to move more rapidly into the later stages of drug development, clinical trials and ultimately into the market.

We believe that the sensitivity and accuracy of these M-SERIES systems create advantages over many competitive detection technologies. They permit the user to:

•	more quickly adapt the ECL technology to develop and then perform the specific, desired assays, compared to the longer periods required by other existing competing technologies;

•	reduce the use of rare components, such as proprietary compounds, antibodies or clinical trial samples, that must be used to run assays; and

•	have more confidence in the test results.

Our expertise in developing assays allows us to assist customers in determining whether a proposed assay is feasible and to assist with the development and performance of assays that comply fully with the FDA’s Good Manufacturing Practices.

Immunogenicity testing is performed by pharmaceutical and biotechnology companies in order to characterize the ability of protein-based therapeutics to stimulate an immune response. Antibodies that result from an immune response to a protein-based drug can reduce its efficacy and cause significant side effects, such as allergic reactions. Because of serious side effects, it has become increasingly necessary to determine if an immune response to protein-based drugs develops in patients by screening for the presence of antibodies, confirming their specificity, characterizing the type of antibodies present and determining whether they interfere with binding events. Immunogenicity testing is done during pre-clinical studies and may continue through the clinical trials required for regulatory approval. In some cases the FDA requires additional testing after a drug has been approved. We believe our M-SERIES product line for the life science market is ideally suited to perform immunogenicity testing by measuring low affinity antibodies with high sensitivity, all in the presence of the highly concentrated drug.

Our M-SERIES life science customers include many of the major pharmaceutical and biotechnology companies in the United States and Europe. In addition to the M-SERIES instruments we sell or lease, we also typically sell proprietary reagents to customers. We market the M-SERIES product family directly through our own sales, marketing and applications teams. We believe that our presence in the life science market provides us with the opportunity to identify novel tests that may have utility in the clinical diagnostics market.

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

Vaccines

In fiscal 2005, we expanded our business model to target the field of vaccines and have rights to certain vaccine candidates through license and option agreements.

Neisseria meningitidis serogroup B

Meningococcal disease is a bacterial infection that strikes approximately 1.2 million people worldwide each year, causing meningitis or sepsis in the majority of cases. Approximately 10% of the individuals who contract meningococcal disease will die. Of the survivors, up to 20% suffer long-term permanent disabilities such as hearing loss, brain damage and limb amputations. Meningococcal disease often begins with symptoms that can be mistaken for common viral illnesses, such as the flu. It can progress very rapidly and kill an otherwise healthy young person in 48 hours or less. Communitywide outbreaks of meningococcal disease can persist for several months and controlling them remains a major challenge in public health. Currently, there is no effective vaccine available against disease caused by meningococcal serogroup B, which is responsible for one-third of meningococcal disease in the United States and up to 70% in Europe and Canada. The availability of an effective vaccine that would prevent meningococcal serogroup B for use by various population groups is expected to be in high demand for both mass immunization and catch-up vaccination programs.

We have entered into license and option agreements for exclusive patent rights to a unique vaccine candidate for Neisseria meningitidis serogroup B and now have candidates for vaccines against bacterial meningitis, including that of streptococcal, pneumococcal and meningococcal origin. We believe that the availability of an effective vaccine that would prevent meningococcal serogroup B, for use by various population groups, could satisfy a significant unmet medical need.

Group B Streptococcus

We have also entered into agreements under which we license patent rights to candidates for a GBS conjugate vaccine. GBS is a leading cause of sepsis, pneumonia, and meningitis among newborns. Approximately 25% of pregnant women are carriers for GBS and the newborn infection is predominantly transmitted from mother to baby during labor. Although antibiotic intervention has been used during labor to reduce the rate of disease, the incidence of GBS early-onset disease remains at 0.5 per 1000 live births, and the incidence of late-onset disease remains at 0.3 per 1000, with an overall mortality rate of approximately 4%. In addition, GBS accounts for 4 to 7 cases of serious disease per 100,000 non-pregnant adults, with a mortality rate of approximately 20%. As a result, the Centers for Disease Control have stated that “intrapartum chemoprophylaxis is not a permanent or comprehensive strategy for GBS disease prevention,” and that “further work on GBS vaccine development is warranted.”

Chlamydia

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

There is no vaccine currently available to protect against Chlamydia. The vaccine technology licensed by us is expected to cover all Chlamydial infections, including those caused by Chlamydia psittaci, which often results in pneumonia and endocarditis in humans, and Chlamydia pneumoniae, which is responsible for some pneumonia, bronchitis, pharyngitis, laryngitis, and sinusitis. In addition, C. pneumoniae infections have been implicated by some investigators to be associated with atherosclerotic vascular disease, Alzheimer’s disease, asthma and reactive arthritis.

We have licensed exclusive patent rights to a unique vaccine candidate for Chlamydia under which we received exclusive rights to commercialize products for possible use in the prevention, diagnosis and treatment of all Chlamydial infections.

Group A Streptococcus

GAS, also known as Streptococcus pyogenes, causes a range of mild to severe diseases in both children and adults. Most infections are mild or noninvasive, accounting for more than 10 million cases annually in the U.S., and primarily include strep throat (pharyngitis) and impetigo (skin infection). Industry analysts have estimated that the potential market for an effective GAS vaccine could exceed $1 billion annually.

Invasive disease from GAS occurs when the organism spreads to deeper areas of the body (e.g., blood, muscles, lungs, bones, spinal cord and abdomen) and results in severe illness, which may include necrotizing fasciitis (flesh-eating bacteria) and Streptococcal Toxic Shock Syndrome (STSS). The Centers for Disease Control and Prevention estimates that approximately 11,000 cases of invasive disease occurred in the U.S. in 2003, which resulted in 1,700 deaths. While the overall mortality rate for invasive disease is between 10% and 13%, it increases to 25% for flesh-eating bacteria and to 45% for STSS, in spite of available antibiotics. There is currently no vaccine for this disease. The technology licensed by us is based on the use of bacterial polysaccharide in a new vaccine to elicit protective antibodies, which should complement our existing carbohydrate conjugate vaccine platform.

We received an exclusive, worldwide license of patents and know-how to manufacture, use and commercialize a unique vaccine candidate for GAS, including pharmaceutical, therapeutic, diagnostic and vaccine applications thereof.

Candida albicans

Candida albicans is the most common of the Candida species, which are ubiquitous, opportunistic pathogens that colonize more than half of all healthy individuals in the U.S., causing systemic disease in nearly 15% of those who are immunocompromised. Resulting diseases include:

•

Genital candidiasis, or vaginal yeast infections, which is the second most common cause of vaginitis. Vaginal candidiasis affects approximately 75% of all women at least once during their lifetime. While certain risk factors increase the likelihood of contracting vaginal candidiasis (e.g., pregnancy, diabetes, antibiotic use, birth control pill use, corticosteroid use, being immunocompromised), approximately 10% of women have recurring yeast infections without precipitating risk. Antifungal therapy has a high success rate; however, prolonged use of antifungal drugs, particularly through self-medication without formal diagnosis, has resulted in increased drug resistance. The carbohydrate-based vaccine technology is expected to be a safe approach that provides long-lasting immunity for this vulnerable population.

•

Invasive or systemic candidiasis, which is common in newborns of low birth weight and immunocompromised people. Although relatively rare, systemic candidiasis represents the most serious Candida infection, with a mortality rate as high as 77% for those who are immunocompromised. This group includes patients scheduled to receive abdominal surgery; transplantations including bone marrow, kidney or heart; and immunosuppressive cancer therapy. A successful vaccine could be used to provide protection prior to initiating treatment of individuals who are at high risk of developing serious conditions due to Candida albicans and augment conventional antifungal drug therapy.

•	Oropharyngeal candidiasis or thrush, which is common in infants and immunocompromised adults.

•	Esophagitis, which is common for immunocompromised people and occurs in the majority of people with AIDS.

•	Cutaneous candidiasis, which is common with heavily moistened skin and diaper rash.

We have entered into an agreement for exclusive patent rights to a vaccine candidate for Candida albicans, under which we acquired a first option for exclusive rights to commercialize products for possible use in the prevention, diagnosis and treatment of Candida albicans infections.

Pneumococcus

Streptococcus pneumoniae, also called pneumococcus, causes an acute bacterial infection. Pneumococcus infections are among the leading causes worldwide of illness and death for young children, persons with underlying dehabilitating medical conditions and the elderly. Each year in the United States, pneumococcal disease accounts for a significant number of cases of meningitis, bacteremia, pneumonia, and acute otitis media.

Some pneumococci bacteria are encapsulated with their surfaces composed of complex polysaccharides and such encapsulated bacteria are pathogenic for humans. They are antigenic and form the basis for classifying pneumococci by serotypes of which ninety serotypes have been identified. After the widespread use of the 7-valent pnuemococcal vaccine, replacement serotypes have emerged. Serotype replacement identifies a continued need for pneumococcal vaccine development.

We received an exclusive, worldwide license of patents and know-how to manufacture, use and commercialize a unique vaccine candidate for pneumococcus.

Anthrax

Anthrax is caused by the spore-forming, non-motile gram-positive bacterium, Bacillus anthracis, a zoonotic disease in herbivores, such as sheep, goats, and cattle following ingestion of spores. Human infections are acquired through direct contact either with infected animals, animal products or intentional exposure. The most common naturally occurring cases of infection are cutaneous, followed by gastrointestinal and inhalational anthrax, the latter resulting in a fatality rate of greater than 80% if left untreated. Multiple U.S. government agencies have concluded that the use of anthrax will increase as an instrument of terrorism, that environmental contamination will spread, and that lower doses of spores than previously believed are required to induce inhalational anthrax.

We received an exclusive, worldwide license of patents and know-how to manufacture, use and commercialize a unique vaccine candidate for anthrax.

Urinary tract infection (E. coli)

UTI is the second most common bacterial infection in humans and the most frequent infection in women. 40-50% of adult women have at least one UTI in their lifetime, and more than half of sexually active young women who are starting a new method of contraception will develop a UTI within the first year. Recurrent UTI occurs in 25-50% of healthy women after their initial infection, in spite of antibiotic therapy. Worldwide, about 150 million UTIs are estimated to occur annually resulting in approximately $6 billion of direct healthcare costs. UTIs account for at least 8 million doctor visits annually in the U.S., resulting in approximately $1.6 billion in annual healthcare costs. UTIs are one of the most common reasons that antibiotics are prescribed, leading to greater drug resistance, including a spread of multidrug-resistant UTIs.

The urinary tract is the dominant site for nosocomial (hospital-acquired) infection, usually occurring as catheter-associated UTI, which accounts for more than 1 million infected patients annually in the U.S. Infections may occur in the bladder (cystitis) or kidneys (pyelonephritis). E. coli is the most frequent cause of nosocomial UTI, accounting for nearly half the infections.

We received an exclusive, worldwide license of patents and know-how to manufacture, use and commercialize a unique vaccine candidate for UTI (E. coli).

It is our intention to continue to license rights to or acquire other vaccine candidates.

Collaborations and License Arrangements

We expect to explore and negotiate collaborative business arrangements to accelerate the research, development, manufacture and marketing of ECL technology-based products and vaccines. In addition, we have license arrangements with Roche Diagnostics, bioMérieux, Eisai and MSD.

Roche Diagnostics

Effective in February 2004, we granted Roche a worldwide, non-exclusive, royalty-free license to patents and information relating to our proprietary ECL technology, subject to certain limitations described in the relevant license agreement. The license may be used by Roche to commercially exploit only certain ECL products and is royalty-free provided such products are used in a specified field. Our right to terminate the license is restricted, except under certain circumstances.

Pursuant to the license agreement, the parties can jointly engage an independent field monitor to review Roche’s compliance with the license on an annual basis. We and Roche have engaged a field monitor to review placements and sales of products and services by Roche in 2005. The field monitor has been tasked with preparing a written report, including a list of any sales or placements of products and services that were not within the licensed field and identifying sales or placements of products or services in violation of the license grant. Pursuant to the license agreement, Roche must pay to us, within 30 days after receiving the field monitor’s report, 65% of all undisputed revenues earned through out-of-field sales of products for 2005. Although Roche may not knowingly sell or actively market outside the field, they may continue the identified out-of-field sales until we notify Roche in writing that they are prohibited from making any further such sales. For a more complete description of the Roche license, refer to the agreement on file with the SEC.

We believe that the potential payment to us for out-of-field sales may be material to our financial position, results of operations and cash flows. Based on its 2005 Annual Report, Roche reported ECL (Elecsys) product sales for the year ending December 31, 2005 of CHF 989 million. For each 1% of Roche’s total sales that were out-of-field during 2005, as determined by the field monitor, there would be approximately a $5.3 million positive impact on our financial position, results of operations and cash flows (using the currency conversion rate of Swiss Francs to U.S. Dollars at June 6, 2006 of 0.8232). Actual differences in the amount of Roche ECL (Elecsys) sales or placements or in the currency rates used would change this amount.

The amount and timing of any payment that we might receive from Roche relating to out-of-field sales in 2005 is uncertain because, among other things: (1) the amount of such sales and placements has not yet been determined; and

(2) there may be disputes between Roche and us concerning the agreement and/or the field monitor’s findings. Although a field monitor has not been engaged to address 2004, we believe that we are entitled to payment for out-of-field sales during 2004. We are attempting to resolve this matter with Roche.

Under the improvements license agreement with Roche, we have a worldwide, non-exclusive, fully-paid, royalty-free, perpetual license under certain patents covering and technologies based on:

•	Roche Diagnostics’ ECL instruments and all aspects of ECL assays developed prior to the completion of the merger with IGEN;

•	certain PCR technology; and

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

bioMérieux

bioMérieux, Inc., or bioMérieux, has a license from us for the development and worldwide use, manufacture and sale of ECL technology-based nucleic acid test systems on a co-exclusive basis for certain segments of the clinical diagnostics market and on a non-exclusive basis for certain segments of the life science market. bioMérieux specializes in products for central hospital laboratories and blood banks and has incorporated its proprietary nucleic acid sequence-based amplification technology and ECL technology into its NucliSens line of diagnostic virology products, which are marketed with test kits for the detection of HIV-1 RNA and CMV (cytomegalovirus). Our agreement with bioMérieux extends until the expiration of the patents we license to bioMérieux and we receive royalty payments from bioMérieux on the relevant product sales by bioMérieux.

Eisai

Eisai Co., Ltd., or Eisai, a leading Japanese pharmaceutical company, has a license from us to manufacture and market a class of ECL technology-based diagnostic systems for the clinical diagnostics market in Japan on a non-exclusive basis. Eisai introduced its first ECL-based product under the trade name Picolumi in 1997. We receive royalties on the relevant product sales by Eisai. Our agreement with Eisai extends until the later of May 2010, or the expiration of the patents we license to Eisai. Eisai is obligated to make royalty payments to us at a reduced royalty rate for a period of seven years after expiration of the agreement.

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

The joint venture agreement among MSD, MST and us, which we refer to in the Form 10-K as the MSD joint venture agreement, expired upon completion of the merger and related transactions. As a result, MSD and MST had the right to purchase our interests in MSD and pursuant to the settlement agreement we entered into with MSD, MST and Jacob

Wohlstadter in August 2004, which is referred to in this Form 10-K as the settlement, in December 2004 MST purchased our interests in MSD. For a more complete description of this purchase and the MSD agreements, see “ITEM 7 —

Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “ITEM 8 — Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements — Note 3.”

Patents and Other Proprietary Rights

We pursue a policy of seeking patent protection to preserve our technology and our right to capitalize on the results of our research and development activities and, to the extent it may be necessary or advisable, to exclude others from appropriating our technology. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We intend to prosecute and defend our intellectual property, including our patents, trade secrets and know-how. We plan to regularly search for third-party patents in our fields of endeavor, both to shape our patent strategy as effectively as possible and to identify possible collaborations and licensing opportunities.

We own approximately 88 issued U.S. patents, and own or have exclusively licensed approximately 28 pending U.S. patent applications in the diagnostics field. Additionally, we own or have exclusively licensed approximately 438 granted foreign patents and approximately 49 pending foreign patent applications in the diagnostics field. These patents and patent applications are important to our business and cover various aspects of ECL technology and products, as well as the methods for their production and use.

The pending patent applications in the diagnostics field may not be granted and others may challenge our patents. Certain ECL patents have begun to expire; however, patent coverage for certain key aspects of our ECL technology will continue through 2022. We plan to continue to protect our technology with new patent filings, which could further extend our patent coverage.

We also have exclusively licensed approximately 28 issued U.S. patents and pending U.S. patent applications in the field of vaccines. Additionally, we have exclusively licensed approximately 184 granted foreign patents and pending foreign patent applications in the field of vaccines.

Our business could be harmed if we lose our patent protection or if pending patents are not issued to us. See “ITEM 1A — Risk Factors — Risks Relating to Us and Our Business — The success of our business depends on patents that will expire over time and that must be actively pursued, obtained, maintained and protected” and, “ITEM 1A - Risk Factors — Risks Relating to Us and Our Business - Our business could be harmed if we infringe, or our licensees are alleged to have infringed, the intellectual property of others.”

Government Regulation

The research and development, manufacturing, marketing, sale and distribution of both existing and future products based on ECL technology are subject to comprehensive government regulation. Government regulation by various Federal, state and local agencies, which includes detailed inspection of, and controls over, research and laboratory procedures, safety, clinical investigations, manufacturing, marketing, sampling, labeling, distribution, record keeping, storage and disposal practices, substantially increases the time, difficulty and costs incurred in obtaining and maintaining the clearance or approval to market newly developed and existing products. In particular, government regulatory actions can result in, among other things, delays in the release of our and our licensees’ products, injunction, seizure or recall of our or our licensees’ products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions, including monetary penalties that could be substantial.

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

Biosecurity and Industrial Testing Products

Our biosecurity products are subject to stringent Federal, state, local and foreign laws, regulations and policies governing their manufacture, storage, sale, distribution and export. In addition, the U.S. government has adopted, and is expected to continue to adopt, laws, regulations and rules governing the research, development, procurement and handling of pathogens that may be used in a bioterrorist attack or other agents that may cause a public health emergency and to permit government inspection and oversight of facilities engaged in the research, development, manufacture or sale of select agents. Under several statutes recently enacted, the Department of Homeland Security, the FDA, the Department of Commerce and various other regulatory authorities have been charged with establishing and implementing programs designed to enhance the security of food and water supplies, as well as the environment, from terrorist attacks. These legislative initiatives include recordkeeping, registration, notification, import, export, manufacturing and various other compliance measures. This is a rapidly evolving regulatory landscape and many of the possible rules and regulations have not yet been proposed or adopted. We may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may have a material adverse effect upon our ability to do business.

Life Science Research Products

Our life science products that will be sold for research use only, including the M-SERIES instruments, must be properly labeled as “for research use only - not for use in diagnostic procedures”, as required by the FDA, but do not generally require FDA approval prior to marketing. Research does not include clinical investigations and is narrowly defined by the FDA to apply to the early development of product concepts. The FDA has begun to impose distribution requirements and procedures on companies selling research use only products, such as the requirement that the seller receive specified representations from its customers as to the customers’ intended use of the product. We expect that the FDA will develop additional restrictions of this nature, some of which may adversely affect us.

Clinical Diagnostic Products

The FDA and other Federal, state, local, and foreign governmental authorities regulate, among other things, the development, clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices, including products intended for clinical diagnostic purposes. The FDA imposes specific requirements on the conduct of clinical studies and requires approval of the study by an institutional review board and, in some cases, by the FDA, depending upon the product and its use. Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a section 510(k) pre-market notification or approval through a pre-market approval application. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time-consuming.

Our clinical diagnostic products under development and the clinical diagnostic products of our licensees will be regulated as medical devices. Significant difficulties or costs may be encountered to obtain FDA clearances or approvals and that could delay or preclude us or our licensees from marketing products for clinical diagnostic purposes. Furthermore, the FDA may request additional data following the original submission. Delays imposed by the governmental review process may materially reduce the period during which our or our licensees will have the exclusive right to exploit our products or technologies.

The FDA will clear a device under section 510(k) if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed class I or II medical device, or to a class III medical device for which the FDA has not yet called for a pre-market approval application. Commercial distribution can begin only after the FDA issues an order that the device is substantially equivalent to a device that is legally marketed and not subject to a pre-market approval requirement. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, in which case a pre-market approval will be required to market the device, unless additional information can be submitted to support a substantial equivalence determination, or the FDA, pursuant to a timely request, makes a risk-based determination that a device that is not a substantially equivalent device can be classified into class I or II. A FDA request for additional data could require that clinical studies of the device’s safety and effectiveness be performed. Clearance, if obtained, may be conditioned on labeling restrictions or conducting a lengthy post-market surveillance study.

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

In addition to obtaining FDA approval for each medical device, under the pre-market approval application procedures, we or our licensees must seek FDA approval of our or their manufacturing facilities and procedures. The FDA will also inspect clinical diagnostics companies on a routine basis for regulatory compliance with its Good Manufacturing Practices regardless of whether the product was cleared under section 510(k) or approved under pre-market approval.

We and our licensees’ clinical diagnostic products will be affected by the Clinical Laboratory Improvement Amendments of 1988, which is intended to insure the quality and reliability of medical testing and may have the effect of discouraging, or increasing the cost of, clinical diagnostic testing.

The regulations establish numerous requirements applicable to clinical diagnostics. Under these regulations, the specific requirements that a laboratory must meet depend upon the complexity of the tests performed by the laboratory. Under the clinical laboratory improvement regulations, all laboratories performing moderately complex or highly complex tests will be required to comply with stringent standards and requirements. Because the regulations’ interpretation is uncertain, it is possible that certain of our or our licensees’ products may be categorized as highly complex tests, in which case penetration of the point-of-care market would be reduced because a large percentage of laboratories do not meet the standards required to conduct such tests. In addition, future changes in regulations or interpretations made by the U.S. Department of Health and Human Services, FDA, Centers for Medicare & Medicaid Services or other regulatory bodies may adversely affect us and our licensees.

In addition to the foregoing, we will be, and our licensees are, subject to numerous Federal, state and local laws and regulations relating to such matters as safe working conditions, laboratory and manufacturing practices, fire hazard control, and environmental protection, including disposal of hazardous or potentially hazardous substances.

While we expect that compliance with these laws and regulations may have a material effect on our financial results, capital requirements or competitive position, we presently have no plans for material capital expenditures relating to such matters. However, we and our licensees may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may have a material adverse effect upon us and our licensees’ ability to do business.

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

Government Contracts and Regulation

Our contracts with U.S. and foreign government agencies and departments require that we comply with numerous regulations, rules and policies, including those governing procedures for soliciting, awarding and funding government contracts. In addition, we are required to comply with numerous ongoing obligations following the award of a government contract, including those relating to record keeping, workplace compliance, third-party contracting and disclosure of information. Failure to comply with these requirements may lead to a denial of a contract award, a challenge to a previously awarded contract, attempts by the U.S. government to terminate a contract and restrictions on a company’s ability to participate in future bids to secure government contracts.

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

During the years ended March 31, 2006, 2005, and 2004, agencies of the U.S. government accounted for 30%, 27% and 22% of our total revenue, respectively, and 43% and 39% of our total consolidated accounts receivable as of March 31, 2006 and 2005, respectively.

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

Reimbursement

Third-party payors, such as governmental programs and private insurance plans, can indirectly affect the pricing or the relative attractiveness of our or our licensees’ products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. In recent years, healthcare costs have risen substantially and third-party payors have come under increasing pressure to reduce such costs. In this regard, the Federal government, in an effort to reduce healthcare costs, may take actions that reduce reimbursement rates. If the reimbursement amounts for diagnostic testing services are decreased in the future, it may decrease the amount which physicians, clinical laboratories and hospitals are able to charge patients for such services and consequently, the price we and our collaborators will be able to charge for products.

Seasonal Aspects, Backlog and Renegotiation

There are no significant seasonal aspects to our business. Orders for our products are generally filled on a current basis and order backlog is not material to our business. A material portion of our business is subject to contracts that may be terminated at the election of the government.

In the event our biosecurity business expands, the portion of our business subject to contracts that may be terminated at the election of the government is likely to expand. For a further description of risks related to our contracts with the government, see “ITEM 1A — Risk Factors — Risks Relating to Regulation and Government Contracts.”

Competition

We compete in the non-clinical diagnostics markets, including biosecurity, industrial and life science markets with our diagnostic instruments, reagents and assays and expect to compete in the clinical diagnostics market. We believe that the principal competitive factors in these markets are:

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

Manufacturing

Our current commercial manufacturing operations consist of the manufacture of the M-SERIES family of products and reagents, biosecurity and industrial testing products, and cell culture research biologicals. We operate a qualified ISO 9001 facility. We use a variety of suppliers and believe that we do not depend on any supplier that cannot be replaced in the ordinary course of business. Any changes in source of supply may require additional engineering or technical development, with costs and delays that could be significant, to ensure consistent and acceptable performance of the products.

We do not manufacture any clinical diagnostic products. We are presently evaluating plans for future manufacturing of our clinical diagnostic products. These plans may include direct and third-party manufacturing.

See “ITEM 1A — Risk Factors — Risks Relating to Us and Our Business — We have limited manufacturing experience, which puts us at a competitive disadvantage and could have a material adverse effect on our business, financial condition and revenue,” “ITEM 1A — Risk Factors - Risks Relating to Us and Our Business — We have limited manufacturing facilities for our products and we may not find additional facilities suitable for future growth, which could materially adversely affect our business and prospects” and “ITEM 1A — Risk Factors — Risks Relating to Us and Our Business — We depend on a limited number of suppliers for materials used in the manufacturing of our products, and any interruption in the supply of those materials could hamper our ability to manufacture products and meet customer orders.”

Sales and Marketing

We maintain a direct sales and marketing group in the United States and Europe. Our direct sales group focuses on sales of the M-SERIES family of products, together with reagents and services, to various government agencies in the biosecurity market, food and beverage producers and contract testing laboratories in the industrial market and other potential customers in the life science market.

We also utilize several distributors for select markets or products. In addition to our direct and indirect sales and marketing efforts, our licensees and collaborators also conduct sales and marketing of products based on our technology. See “ITEM 1 — Business-Collaborations and License Arrangements.”

We are evaluating plans for the marketing and sale of our products currently in development. We may seek to market and sell a portion of our products indirectly through distributors who sell products that complement our products.

Human Resources

As of May 31, 2006, we and our subsidiaries employed 219 individuals, of whom 145 were engaged in research, product development, manufacturing and operations support, and 74 in marketing, sales and applications support and general administration. Of our employees, 26 have Ph.D. degrees. None of our employees is covered by a collective bargaining agreement and management considers relations with its employees to be satisfactory.

Operating Segment

We currently operate in one significant business segment. We are currently engaged in the development, manufacturing and marketing of products for the detection and measurement of biological and chemical substances. Information related to this segment is incorporated herein by reference to “ITEM 8 — Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9.”

Geographic Segments

Financial information about geographic segments is incorporated herein by reference to “ITEM 8 — Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements-Note 9.”

Executive Officers of BioVeris Corporation

The names and ages of our executive officers at May 31, 2006 and their respective positions and offices with us are set forth below.

Samuel J. Wohlstadter, age 64, is our Chairman of the Board of Directors and Chief Executive Officer. He was one of the founders of IGEN and, from IGEN’s formation in 1982 until its merger with Roche, he was IGEN’s Chairman of the Board and Chief Executive Officer. Mr. Wohlstadter has been a venture capitalist for more than 25 years and has experience in founding, supporting and managing high technology companies, including Amgen Inc., a biotechnology company, and Applied Biosystems, Inc., a medical and biological research products company. Mr. Wohlstadter is also Chief Executive Officer of Hyperion Catalysis International, an advanced materials company, which he founded in 1981; of Wellstat Therapeutics Corporation, a drug discovery company, which he founded in 1985; of Proteinix Corporation, a development stage company organized to conduct research in intracellular metabolic processes, which he founded in 1988; and of Wellstat Biologics Corporation, a drug discovery company, which commenced operations in 1994.

George V. Migausky, age 51, has served as our Vice President and Chief Financial Officer and Secretary to the Board of Directors since September 2003. From 1985 until the completion of IGEN’s merger with Roche, he was IGEN’s Vice President and Chief Financial Officer. Between 1985 and 1992, in addition to serving as IGEN’s Chief Financial Officer on a part-time basis, Mr. Migausky also served as financial advisor to several other privately held companies. Prior to joining IGEN in 1985, he spent nine years in financial management and public accounting positions, most recently as a Manager with the High Technology Group of Deloitte & Touche.

ITEM 1A. RISK FACTORS

Forward-Looking Information and Risk Factors That May Affect Future Results

Risks Relating to Us and Our Business

OUR BUSINESS HAS A HISTORY OF LOSSES AND WE EXPECT TO HAVE FUTURE LOSSES AND NEGATIVE CASH FLOW.

We incurred net losses of $27.9 million, $77.6 million and $93.3 million for the years ended March 31, 2006, 2005 and 2004, respectively. We expect to continue to incur operating losses and negative cash flow as a result of our expenses for manufacturing, marketing and sales capabilities, research and product development, and general and administrative costs.

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

Many of our potential products, including certain M-SERIES products, are at an early stage of development and we have not introduced any clinical diagnostics products into the marketplace. Products under development require additional research and development efforts, including clinical testing and regulatory approval, prior to commercial use. Our potential products are subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibilities that:

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

We have recorded a net book value for the PCR licenses of $15.4 million at March 31, 2006. If we are unable to successfully develop any products using PCR technology because such PCR technology has become obsolete or the future cash flows attributable to products using PCR technology are insufficient to realize the remaining carrying value of the license, we would be required to write-off the remaining net book value or record an impairment of the value of the PCR license. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO BE VOLATILE.

Our quarterly operating results will depend upon:

•	the volume and timing of orders and product deliveries for biosecurity products, M-SERIES systems or other products, which are based on our customers’ requirements that may vary over time;

•	the success of M-SERIES system upgrades and enhancements and customer acceptance of those enhancements and upgrades;

•	costs incurred related to expansion into the field of vaccines;

•

the amount of revenues recognized or collectible from royalties and other contract revenues, which revenues are dependent upon the efforts and compliance of our licensees and collaborators, including Roche;

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

•	our competitors’ introduction of new products, which may affect the purchase decision of or timing of orders by our customers and prospective customers while the competitors’ product is assessed;

•	the amount of expenses we incur in connection with the operation of our business, including:

•	research and development costs, which increase or decrease based on the products in development; and

•	sales and marketing costs, which are based on product launches or promotions and sales incentives that might be in effect from time to time;

•	the amount that we may record related to the potential impairment of the license to use PCR technology;

•	amounts received from MSD or MST as payment for the purchase of our interests in MSD and the related accretion of income on the note receivable from MST;

•	unexpected termination of government contracts or orders, which could result in decreased sales and increased costs due to excess capacity, inventory, personnel and other expenses; and

•	additional costs which we may incur as we explore new healthcare opportunities, including costs for acquisitions of technologies, facilities and personnel.

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

IF WE ARE UNABLE TO ESTABLISH NEW COLLABORATIONS, OR IF ANY COLLABORATIONS WE ESTABLISH DO NOT RESULT IN THE SUCCESSFUL INTRODUCTION OR MARKETING OF NEW PRODUCTS BASED ON OUR TECHNOLOGY, OUR GROWTH MAY BE SLOWED AND OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

One aspect of our strategy is to enter into collaborative relationships with established healthcare and other companies to assist us in developing our technologies or manufacturing or marketing our products for certain markets. We may not be able to enter into collaborations on terms that are favorable to us, if at all. In addition, we cannot assure that third parties, including our licensees, suppliers or others will not object to possible new collaborations.

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

The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends, as well as precise technological execution. We may experience design, development, implementation and other difficulties that could delay or prevent our introduction of new or enhanced products, or products that we may develop, manufacture or market with third parties or affect the performance of our existing products. These difficulties and delays may cause expenses to increase and our product sales to fluctuate. In addition, if we experience design, development or implementation difficulties in developing, manufacturing, distributing or marketing these instruments, we would sell fewer of our products and our business prospects would be adversely affected.

We expect the markets for our products to change and evolve. These changes could facilitate the market demand for our new or enhanced products, including the need for products that could be utilized in clinical point-of-care sites and field-testing of environmental samples in the biosecurity market. If market demand does not change or evolve as we anticipate or if we are not able to develop products that meet the evolving market demand, our business prospects would be adversely affected.

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

VACCINE DEVELOPMENT IS A LONG, EXPENSIVE AND UNCERTAIN PROCESS, AND DELAY OR FAILURE CAN OCCUR AT ANY STAGE OF THE PROCESS.

To develop vaccine candidates, we must provide the FDA and foreign regulatory authorities with clinical data that demonstrates adequate safety and immune response. Statistically significant effectiveness of our vaccine product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for commercial sale. Vaccine development to show adequate evidence of effectiveness in animal models and safety and immune response in humans is a long, expensive and uncertain process, and delay or failure can occur at any stage of our animal studies or clinical trials. Any delay or significant adverse clinical events arising during any of our clinical trials could force us to abandon a vaccine candidate altogether or to conduct additional clinical trials in order to obtain approval from the FDA or foreign regulatory bodies. These development efforts and clinical trials are lengthy and expensive and the outcome is uncertain. If we are unable to successfully develop our vaccine candidates, our business could suffer.

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

THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS FOR FISCAL YEAR 2004 MAY NOT NECESSARILY BE INDICATIVE OF OUR FINANCIAL POSITION, RESULTS OF OPERATIONS OR CASH FLOWS HAD WE OPERATED ON A STAND-ALONE BASIS.

Until February 13, 2004, our assets and businesses had historically been owned, operated and fully integrated with IGEN. Our accompanying consolidated financial statements for fiscal year 2004 have been prepared and are presented as if we had been operating as a separate entity. In order to fairly present our operating results, these financial statements reflect the application of certain estimates and allocations. Our consolidated statements of operations for fiscal 2004 include all revenues and costs that are directly attributable to our businesses, as well as certain expenses of IGEN that have been allocated to us using various assumptions. These expenses include an allocated share of general and administrative salaries as well as certain other shared costs (primarily facility, human resources, legal, accounting and other administrative costs) which were allocated based upon percentage of total revenue or percentage of total headcount, as appropriate. While management believes that the allocation methodologies are reasonable and appropriate, different allocation methodologies would result in changes to our operating results for fiscal year 2004.

Upon completion of the merger and related transactions between Roche and IGEN, we became an independent, publicly-traded company and operate on a stand-alone basis. The financial information in the accompanying consolidated financial statements for fiscal 2004 may not reflect our financial position, results of operations and cash flows in the future or what they would have been had we been operating as a stand-alone entity in the past.

MST HAS PURCHASED OUR INTERESTS IN MSD BUT THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE FULL PURCHASE PRICE.

MST purchased our entire interests in MSD and is required to pay us the outstanding purchase price over time, plus simple (cumulated, not compounded) interest at the fixed annual rate of 5.5%. The purchase price is payable over time in installments equal to the sum of 5% of MSD net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of our interests in MSD. We received a prepayment credit of $2.0 million against our payment obligations to MSD in connection with the settlement, and therefore the initial installment payments are being applied against this credit and not paid to us in cash. No further cash payments will be payable by MSD to us pursuant to the buyout until the prepayment credit, which has a balance of $1.2 million at March 31, 2006, is no longer deemed outstanding.

Because the purchase price is payable only out of a percentage of MSD’s net sales or future financings, our receipt of the purchase price is dependent on MSD’s future performance. In the event sufficient future net sales of MSD or third-party financings do not materialize, we will not receive the full purchase price for our interests in MSD.

We have recorded the net present value of the receivable due to us from the sale of our interests in MSD in the amount of $5.7 million at March 31, 2006. If we do not receive the full purchase price over time, from the sale of our interests in MSD, we would be required to write off the remaining net present value or record an impairment of the value of the receivable. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.

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

We may also experience difficulties or delays in integrating our operations into new facilities. These difficulties might include delays in the availability of a new facility or problems associated with equipment installation. In addition, any facility that we obtain for production of vaccines, clinical testing or biosecurity products will be subject, on an ongoing basis, to a variety of regulatory requirements including quality systems regulations, international quality standards and other regulatory standards. We may encounter difficulties expanding our manufacturing operations in accordance with these regulations and standards, which could result in manufacturing delays and an inability to meet product demand and our business prospects could be materially adversely affected.

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

OUR BUSINESS COULD BE HARMED IF WE HAVE FUTURE DISAGREEMENTS WITH ROCHE OVER THE SCOPE OF THE LICENSE AGREEMENT.

Roche, through one of its affiliates, has been licensed by us to exploit ECL technology, subject to the limitations of the license agreement. Although the terms of the license agreement were negotiated in an effort to minimize the areas of potential future disputes, there are no assurances that we and Roche will continue to agree on the scope, permitted use and other material terms of the license agreement. Future disputes with Roche, or any licensee, over the scope of the license agreement, such as disputes over the field, the types of products that Roche is permitted to develop and sell, or royalties owed, including payments for out-of-field sales by Roche of licensed products that employ ECL technology and which are outside the licensed field, might lead to lengthy and costly legal proceedings, which could adversely affect our financial condition and future business prospects.

OUR BUSINESS COULD BE HARMED IF WE INFRINGE, OR OUR LICENSEES ARE ALLEGED TO HAVE INFRINGED, THE INTELLECTUAL PROPERTY OF OTHERS.

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

OUR ABILITY TO DEVELOP PRODUCTS MAY BE NEGATIVELY AFFECTED BY SOCIAL ISSUES RELATING TO ANIMAL TESTING.

Our research and development activities have involved, and in the future might involve, limited testing in mice and rats. In addition, testing in the future may involve other animals. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation of such activities and by other means. Our ability to develop products may be negatively affected by a ban on animal testing or by action taken by groups or individuals opposed to these tests.

Risks Relating to Regulation and Government Contracts

OUR ABILITY TO OBTAIN AND RETAIN U.S. GOVERNMENT CONTRACTS IS SUBJECT TO UNCERTAINTIES, AND OUR U.S. GOVERNMENT CONTRACTS MAY BE TERMINATED, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION, OPERATING RESULTS, BUSINESS AND PROSPECTS.

Our ability to secure or retain U.S. government contracts is subject to uncertainties related to the government’s future funding commitments. The prospects for our biosecurity business are also highly sensitive to changes in national and international government policies and funding priorities. Changes in domestic or foreign government policies or priorities, including funding levels through agency or program budget reductions by the U.S. Congress or executive agencies, could materially adversely affect our ability to retain or obtain U.S. government contracts, and our business prospects could suffer.

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

WE ARE SUBJECT TO COMPREHENSIVE GOVERNMENT REGULATION, WHICH MAY INVOLVE SIGNIFICANT COSTS AND MAY RESTRICT OUR ABILITY TO CONDUCT BUSINESS.

We expect that certain of our future products will be subject to continuing FDA requirements, including compliance with the FDA’s Good Manufacturing Practices and the FDA’s medical device reporting regulations. We expect that we may need to spend a substantial amount of money to comply on an ongoing basis with government regulations. Government agencies, such as the FDA, Department of Homeland Security, Department of Commerce and the Environmental Protection Agency, or EPA, regulate many of our products as well as products that we plan to develop, manufacture, market and sell, including products for the clinical diagnostics, biosecurity and industrial markets. The costs of complying with governmental regulations and any restrictions that government agencies might impose could have a significant impact on our business. If we increase our manufacturing and expand our product offerings, these costs will increase.

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

Our biosecurity products are subject to stringent Federal, state, local and foreign laws, regulations and policies governing their manufacture, storage, sale, distribution and export. In addition, the U.S. government has adopted, and is expected to continue to adopt, laws, regulations and rules governing the research, development, procurement and handling of pathogens that may be used in a bioterrorist attack or other agents that may cause a public health emergency and to permit government inspection and oversight of facilities engaged in the research, development, manufacture or sale of select agents. Under several statutes recently enacted, the Department of Homeland Security, FDA, Department of Commerce and various other regulatory authorities have been charged with establishing and implementing programs designed to enhance the security of food and water supplies, as well as the environment, from terrorist attacks. These legislative initiatives include recordkeeping, registration, notification, import, export, manufacturing and various other compliance measures. This is a rapidly evolving regulatory landscape and many of the possible rules and regulations have not yet been proposed or adopted. We may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may have a material adverse effect upon our ability to do business. In addition, the DOD or other government agencies may require additional security measures to be implemented at our facility, which could cause us to incur substantial additional costs.

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

COST OVER-RUNS ON CONTRACTS WITH THE U.S. GOVERNMENT COULD SUBJECT US TO LOSSES OR ADVERSELY AFFECT OUR FUTURE BUSINESS.

Our U.S. government contracts are fixed-price contracts and therefore we receive a fixed price irrespective of the actual costs we incur in connection with the performance of the contracts. Consequently, we will be required to absorb any costs in excess of the fixed price that may be set forth in the contract. If we are unable to control the costs we incur in performing under these contracts, our financial condition and operating results could be materially adversely affected. Cost over-runs also may adversely affect our ability to sustain our performance under the contracts and obtain future U.S. government contract awards.

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

Risks Relating to the Industry

WE ARE EXPOSED TO PRODUCT LIABILITY RISKS THAT, IF NOT ADEQUATELY COVERED BY INSURANCE, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

Product liability is a major risk in marketing products for vaccines and for the clinical diagnostics, biosecurity and industrial markets. We may not be able to insure ourselves adequately against risk of product liability. We may face product liability for claims and lawsuits brought by customers. Damages awarded in product liability cases can be very large. While we have product liability insurance, this coverage is limited.

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

Our executive officers and directors, in the aggregate, own approximately 24% of the outstanding shares of our common stock. Our chairman and chief executive officer owns approximately 19% of the outstanding shares of our common stock. As a result, certain of our executive officers or directors may have significant influence over the election of directors and may be able to significantly influence the outcome of proposed corporate actions supported or opposed by other stockholders. In addition, as a result of their stockholdings, certain of our executive officers and directors could have significant influence over the outcome of potential transactions, including any acquisition transactions, that may be supported or opposed by other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal administrative, marketing, manufacturing and research and development facilities consist of approximately 278,000 square feet located in several buildings in Gaithersburg, Maryland, of which approximately 131,000 square feet is currently under sublease. We have an additional 9,000 square feet of leased research and development, sales and office facilities in San Diego, California; the District of Columbia; and Oxfordshire, England.

Our leases expire at various times from 2007 through 2015. We believe that current facilities should be adequate for immediate business requirements but additional facilities may be required if we successfully expand our business operations.

See “ITEM 1A — Risk Factors — Risks Relating to Us and Our Business - We Have Limited Manufacturing Facilities For Our Current Products And We May Not Find Additional Facilities Suitable For Future Growth, Which Could Materially Adversely Affect Our Business And Prospects” and “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The success of our business depends on patents that will expire over time and that must be actively pursued, obtained, maintained and protected. Our business could be harmed if we have future disagreements with Roche over the scope of our license agreement with Roche or if we infringe, or are alleged to have infringed, the intellectual property of others. In addition, we are exposed to product liability risks that, if not adequately covered by insurance, may have a material adverse effect on our financial condition. See “ITEM 1A — Risk Factors — Risks Relating to Us and Our Business” and “ITEM 1A — Risk Factors — Risks Relating to the Industry.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the last fiscal year, no matter was submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock began trading on February 17, 2004 and is quoted on The Nasdaq National Market under the symbol “BIOV.” Prior to that time, there was no public market for our common stock. As of May 31, 2006, there were approximately 150 holders of record of our common stock. The number of record holders is based on the actual number of holders in our books and does not include holders of our common stock in “street” name or individual participants in security position listings maintained by depositary trust companies.

The following table sets forth the range of high and low bid price per share of our common stock as quoted on The Nasdaq National Market for fiscal 2006 and 2005.

Year ended March 31, 2006	High	Low
First quarter	$5.49	$4.11
Second quarter	6.09	4.20
Third quarter	6.34	4.35
Fourth quarter	5.10	3.72

Year ended March 31, 2005	High	Low
First quarter	$12.89	$7.40
Second quarter	8.90	5.53
Third quarter	7.46	5.80
Fourth quarter	7.58	4.91

No cash dividends have been paid on our common stock to date, and we currently intend to retain any earnings for development of our business.

2003 Stock Incentive Plan

In September 2003, our Board of Directors adopted the 2003 stock incentive plan pursuant to which 5.3 million shares of our common stock have been reserved for issuance upon the exercise of options granted under the plan. The 2003 stock incentive plan was approved by IGEN stockholders prior to the completion of the merger and related transactions on February 13, 2004. The following table sets forth certain information as of March 31, 2006 with respect to the equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of options		Number of securities remaining available for future compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)		(c)
Equity compensation plans approved by security holders	438,000	$5.88		4,351,000
Equity compensation plans not approved by security holders	—	—	—	—
Total	438,000	$5.88		4,351,000

For more information about our 2003 stock incentive plan, see “ITEM 8 — Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2”.

Series B Preferred Stock

On February 17, 2004, we sold 1,000 shares of series B preferred stock to Samuel J. Wohlstadter for an aggregate consideration of $7.5 million. The shares of series B preferred stock were not, and will not be, registered under the Securities Act of 1933 and were sold solely to Samuel J. Wohlstadter pursuant to Section 4(2) of the Securities Act of 1933. There is no established public trading market for shares of series B preferred stock. As of March 31, 2006, Samuel J. Wohlstadter is the only holder of series B preferred stock.

The proceeds from the sale of series B preferred stock were applied to fund a portion of the $37.5 million capital contribution that we made to MSD following the completion of the merger and related transactions. Under the terms of the series B preferred stock, we may redeem the series B preferred stock at $0.01 per share at any time that we are no longer entitled to receive distributions with respect to our class C interest in MSD pursuant to the MSD agreements. We will declare dividends for the series B preferred stock in connection with any payments received from MSD related to the sale of our class C interests in MSD.

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

During the year ended March 31, 2006, we paid dividends of approximately $54,000 in respect of shares of series B preferred stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes and the other information contained in or incorporated by reference into this Form 10-K. The selected consolidated balance sheet data and the selected consolidated statements of operations data as of and for the fiscal years ended March 31, 2006, 2005 and 2004 have been derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are included elsewhere in this Form 10-K. The selected consolidated balance sheet data as of March 31, 2003 and 2002 and the selected consolidated statements of operations data for the fiscal years ended March 31, 2003 and 2002 have been derived from audited financial statements not included in this Form 10-K.

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

The following selected financial data should be read in conjunction “ITEM 1A — Risk Factors” and “ITEM 8 — Consolidated Financial Statements and Supplementary Data.”

	Years ended March 31,
	2006	2005 (1)	2004 (1)	2003		2002
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$19,054	$24,662	$18,741	$16,487		$12,077
Royalty income	1,561	1,249	1,060	1,107		1,050
Contract fees	-	388	155	180		116
Total	20,615	26,299	19,956	17,774		13,243

Operating costs and expenses:
Product costs (2)	8,706	12,860	12,247	8,005		5,361
Research and development	17,695	21,485	19,821	22,766		26,829
Selling, general and administrative	24,688	32,212	18,656	20,453		19,217
Merger related costs	-	-	75,702	-		-
Total operating costs and expenses	51,089	66,557	126,426	51,224		51,407

Loss from operations	(30,474)	(40,258)	(106,470)	(33,450)		(38,164)

Interest income	3,851	3,191	130	-		-
Other, net	(1,230)	95	(1,063)	154		(39)
Loss on joint venture impairments	-	(35,077)	-	-		-
Equity in loss of joint venture (3)	-	(5,524)	(19,616)	(17,598)		(10,947)

Net loss before cumulative effect of a change
in accounting principle	(27,853)	(77,573)	(127,019)	(50,894)		$(49,150)
Cumulative effect of a change in accounting principle (1)	-	-	33,700	-		-
Net loss	$(27,853)	$(77,573)	$(93,319)	$(50,894)		$(49,150)

Net loss per common share before cumulative effect of a
change in accounting principle (basic and diluted)	$(1.04)	$(2.90)	$(4.75)	$(1.90)		$(1.84)
Cumulative effect of a change in accounting principle (1)	-	-	1.26	-		-
Net loss (basic and diluted)	$(1.04)	$(2.90)	$(3.49)	$(1.90)		$(1.84)

Shares used in computing net loss per common share	26,810	26,728	26,728	26,728	(4)	26,728	(4)
	March 31
	2006	2005	2004(1)	2003		2002
	(In thousands)
Consolidated Balance Sheet Data :
Cash, cash equivalents and short-term investments (5)	$69,631	$95,629	$182,509	$-		$-
Working capital	72,184	98,639	169,184	4,733		1,193
Total assets	105,853	134,165	232,814	29,160		21,518
Long-term obligations	546	1,890	54	60		96
Minority interest	-	-	54	-		-
Series B preferred stock	7,500	7,500	7,500	-		-
Stockholders’ equity	89,063	115,254	193,826	-		-
Net investment by parent (5)	-	-	-	20,665		14,151

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

In connection with the merger and related transactions, we made a $37.5 million payment to MSD. We determined that, at the time of the payment, recording the entire payment to the investment in joint venture account would result in the book value of our investment in MSD being greater than its fair market value. Accordingly, we expensed $33.7 million, which represents the amount of the payment that gave rise to the net recorded investment exceeding the fair market value of our interests. Upon implementation of FIN 46, we recorded a one-time, non-cash $33.7 million adjustment to reflect this change in accounting principle, thereby adjusting the book value of our investment in the joint venture to equal the consolidated net assets of MSD. The balance sheet reclassified amounts formerly recorded on a “net” basis as investment in joint venture to be reflected on a “gross” basis primarily as cash, accounts receivable, inventory, fixed assets, accounts payable and accrued expenses.

On August 12, 2004, BioVeris, MSD and MST entered into a settlement agreement that resolved litigation between the parties and constituted a reconsideration event under FIN 46. We determined that we no longer meet the conditions to be designated as the primary beneficiary of MSD, as certain provisions of the settlement agreement reallocated the obligation to absorb the majority of MSD’s future expected losses. Accordingly, for the period April 1, 2004 through August 12, 2004, we consolidated the financial results of MSD and beginning August 13, 2004, we deconsolidated the financial results of MSD and accounted for this investment on the equity method through December 13, 2004, the date of the sale of our interests in MSD.

Historical financial information of MSD is summarized in Note 3 of our consolidated financial statements and the audited MSD financial statements were filed as Exhibit 99.9 to the Form 10-K for the year ending March 31, 2005.

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

Supplemental Consolidated Statement of Operations Data:

	Year Ended
	March 31, 2006	Year Ended March 31, 2005
	BioVeris and	BioVeris and
	Wholly-Owned	Wholly-Owned		Consolidating
	Subsidiaries	Subsidiaries	MSD	Eliminations	Consolidated
	(In thousands, except per share data)
Revenues:
Product sales	$19,054	$20,703	$3,959	$-	$24,662
Royalty income	1,561	1,249	-	-	1,249
Contract fees	-	32	356	-	388
Total	20,615	21,984	4,315	-	26,299

Operating costs and expenses:
Product costs	8,706	9,167	3,693	-	12,860
Research and development	17,695	17,877	3,705	(97)	21,485
Selling, general and administrative	24,688	27,710	4,502	-	32,212
Merger related costs	-	-	-	-	-
Total operating costs and expenses	51,089	54,754	11,900	(97)	66,557

Loss from operations	(30,474)	(32,770)	(7,585)	97	(40,258)

Interest income	3,851	3,111	80	-	3,191
Other, net	(1,230)	95	-	-	95
Loss on joint venture impairments	-	(35,077)	-	-	(35,077)
Equity in loss of joint venture	-	(12,932)	-	7,408	(5,524)

Net loss	$(27,853)	$(77,573)	$(7,505)	$7,505	$(77,573)

Net loss per common share	$(1.04)	$(2.90)	$(0.28)	$0.28	$(2.90)

Shares used in computing net loss per common share	26,810	26,728	26,728	26,728	26,728

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The numbers in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may not tie directly to the numbers in our Consolidated Financial Statements due to rounding.

Overview

We develop, manufacture and market our M-SERIES family of products, which can serve as a platform for diagnostic systems to be used for the detection and measurement of biological or chemical substances. We incorporate our technologies into our instrument systems, tests and reagents, which are the biological and chemical components used to perform such tests. Using the M-SERIES platform, we intend to integrate technologies and products to develop small, expandable and modular systems that can perform a wide variety of tests for the following markets:

•

Clinical diagnostics. The clinical diagnostics market includes the testing of patient samples to measure the presence of disease and monitor medical conditions. We are developing products to be used in the clinical diagnostics market and believe that our products will be ideally suited for the immunodiagnostic and nucleic acid testing market segments of the clinical testing market.

•

Non-clinical diagnostics for the biosecurity, life science and industrial markets. The non-clinical diagnostics market includes biosecurity products for the detection of bacteria, viruses and toxins that may pose a military or public health threat; life science testing for drug discovery and development that is performed by pharmaceutical and biotechnology companies; and industrial testing for the detection of foodborne and waterborne disease causing pathogens.

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

Our own product development efforts are focused on M-SERIES instruments and tests for the biosecurity market and for the clinical diagnostics market, particularly for point-of-care sites. We are seeking to develop, market and sell products for the clinical point-of-care market segment through a combination of direct efforts and collaborative arrangements. We also are pursuing opportunities in the clinical reference laboratory and central hospital laboratory market segments through collaborative arrangements.

The first clinical diagnostic system being developed by us is a clinical analyzer that builds on the M-SERIES instruments we sell in the biosecurity and life science markets. We believe that the clinical analyzer will provide results to a physician rapidly with the same levels of sensitivity, accuracy or consistency as a large instrument in a clinical reference laboratory or in a central laboratory, thereby permitting the physician to make a more timely decision regarding the patient’s course of treatment. Among the applications that we plan to develop is a proprietary approach for determining an individual’s personal immune status through unique diagnostic panels. We will seek approval from the FDA for the clinical analyzer and other in vitro diagnostics products at the appropriate stage of their product development. There can be no assurance that such approval will be obtained.

Our M-SERIES instruments are used in biodefense programs for homeland security, including by the Department of Defense, or DOD. We believe there will be an increasing opportunity to sell our products as biosecurity tools for use by commercial, governmental and military organizations around the world, as well as in public health.

We are also selling two types of M-SERIES instruments for life science research to pharmaceutical and biotechnology researchers, as well as to scientists at academic and government research institutions. Immunogenicity testing is performed by pharmaceutical and biotechnology companies in order to characterize the ability of protein-based therapeutics to stimulate an immune response. Antibodies that result from an immune response to a protein-based drug can reduce its efficacy and cause significant side effects, such as allergic reactions. Because of serious side effects that have been reported over the last year, it has become increasingly necessary to determine if an immune response to protein-based drugs develops in patients by screening for the presence of antibodies, confirming their specificity, characterizing the type of antibodies present and determining whether they interfere with binding events. Immunogenicity testing is done during pre-clinical studies and may continue through the clinical trials required for regulatory approval. In some cases, the FDA requires additional testing after a drug has been approved. We believe our M-SERIES product line for the life science market is ideally suited to perform immunogenicity testing by measuring low affinity antibodies with high sensitivity, all in the presence of the highly concentrated drug.

In fiscal 2005, we expanded our business model to target the field of vaccines and have rights to certain vaccine candidates through license and option agreements. These vaccine candidates include:

•	Neisseria meningitidis serogroup B;

•	Group B Streptococcus;

•	Chlamydia;

•	Group A Streptococcus;

•	Candida albicans;

•	Pneumococcus;

•	Anthrax bacilli; and

•	Urinary tract infection (E coli).

It is our intention to continue to license rights to or acquire other vaccine candidates.

In connection with our efforts to determine an individual’s personal immune status through unique diagnostic test panels, we entered into a license and research agreement with Jewish General Hospital (JGH) in Montreal under which we received an exclusive, worldwide license to the use of a JGH database that contains demographic data and the serologic status of an immigrant population linked to numerous infectious diseases.

Roche / IGEN Transaction

On February 13, 2004, IGEN and Roche consummated a merger and certain related transactions, pursuant to which Roche acquired IGEN and IGEN simultaneously distributed shares of our common stock to its stockholders. The transaction occurred in the following steps:

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

Except for the period during which we consolidated the financial results of MSD, which was March 31, 2004 through August 12, 2004, we had recorded our proportionate share of MSD losses, representing approximately 100% of MSD’s losses. For this consolidation period, we reclassified amounts in the statement of operations formerly recorded on a

“net” basis as equity in loss of joint venture to amounts recorded on a “gross” basis primarily as revenue, product costs, research and development expenses and selling, general and administrative expenses. As a result, certain of our revenues and expenses for the year ended March 31, 2006 have decreased.

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

MSD or MST is required to pay us the outstanding purchase price over time in installments equal to the sum of 5% of MSD net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of our interests in MSD. As part of the settlement, we received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MSD to us for the purchase price in the form of a credit against amounts we agreed to pay MSD pursuant to the settlement. No further cash payments will be payable by MSD to us pursuant to the buyout until the prepayment credit, which has a balance of approximately $1.2 million at March 31, 2006, is no longer deemed outstanding.

Upon the sale of our interests in MSD, we recorded a discounted note receivable of $4.5 million that had a balance at March 31, 2006 of approximately $5.7 million, which represented the net present value of future payments that we expect to realize from the sale of our interests in MSD. Calculating the net present value of future payments that we expect to realize from MSD as payment for the purchase price, requires assumptions about MSD, which are updated periodically, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the balance sheet at March 31, 2006. We expect that MSD will require substantial additional funding for its ongoing operations. If MSD is not able to obtain this funding, or in the event sufficient net sales or third-party financings of MSD do not materialize, we will not receive any additional payments from MST for the purchase of our interests in MSD.

For a more complete description of the sale of our MSD interests and the MSD agreements, see “ITEM 8, Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 3”.

Our results of operations in the future are likely to fluctuate substantially from quarter to quarter as a result of various factors, which include:

•	the volume and timing of orders and product deliveries for biosecurity products, M-SERIES systems or other products, which are based on our customers’ requirements that may vary over time;

•	the success of M-SERIES system upgrades and enhancements and customer acceptance of those enhancements and upgrades;

•	costs incurred related to expansion into the field of vaccines;

•	the amount of revenues recognized or collectible from royalties and other contract revenues, which revenues are dependent upon the efforts and compliance of our licensees, including Roche;

•	whether our instruments are sold or leased to customers, which will affect the timing of the recognition of revenue from the sale or lease;

•	the timing of our introduction of new products, which could involve increased expenses associated with product development and marketing;

•	the volume and timing of product returns and warranty claims, which, if products are returned or have warranty claims that are unexpected, may involve increased costs in excess of amounts reserved for returns or claims;

•	our competitors’ introduction of new products, which may affect the purchase decision of or timing of orders by our customers and prospective customers while the competitors’ product is assessed;

•	the amount of expenses we incur in connection with the operation of our business, including:

•	research and development costs, which increase or decrease based on the products in development; and

•	sales and marketing costs, which are based on product launches or promotions and sales incentives that might be in effect from time to time;

•	the amount that we may record related to the potential impairment of the license to use PCR technology;

•	amounts received from MSD or MST as payment for the purchase of our interests in MSD and the related accretion of income on the note receivable from MST;

•	unexpected termination of government contracts or orders, which could result in decreased sales and increased costs due to excess capacity, inventory, personnel and other expenses; and

•	additional costs which we may incur as we explore new healthcare opportunities, including costs for acquisitions of technologies, facilities and personnel.

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

Results of Operations

Years Ended March 31, 2006 and 2005

During fiscal year 2005, MSD’s results of operations for the period from April 1, 2004 through August 12, 2004 were consolidated with the results of operations of BioVeris and its wholly-owned subsidiaries.

Revenues. Consolidated revenues for the fiscal year ended March 31, 2006 decreased by approximately $5.7 million, or 22%, to $20.6 million from $26.3 million in fiscal 2005. Of this $5.7 million decrease, $4.3 million represents MSD revenues which were consolidated with BioVeris’ revenues during fiscal 2005.

Consolidated product sales were $19.1 million in fiscal 2006, a decrease of 23% over the prior year’s product sales of $24.7 million. Of this $5.6 million decrease, $4.0 million represents MSD product sales. BioVeris’s sales of biosecurity products for fiscal 2006 were $8.6 million, a decrease of $800,000 from the prior year. Sales of products for the life science market were $10.5 million for fiscal 2006, a decrease of $800,000 from the prior year. These changes in product sales reflect the change of orders and product deliveries for biosecurity and life science products, which are based on our customers’ requirements.

Sales of our products for the biosecurity and life science markets are subject to a number of uncertainties, including the fact that we generally are not a party to significant long-term contracts for the sale of our products that would provide predictable sales. Therefore, the volume and timing of product orders from our biosecurity and life science customers are based on their requirements, which may vary over time. As a result, we believe that we do not have sufficient information to reasonably project our future sales.

Operating Costs and Expenses. Consolidated product costs were $8.7 million (46% of total product sales) for fiscal 2006 compared to $12.9 million (52% of total product sales) for fiscal 2005. The current year decrease of $4.2 million consists of $3.7 million due to the consolidation of MSD’s product costs, and a $500,000 reduction in Bioveris’ costs. BioVeris’ product costs in fiscal 2006, as a percentage of total product sales, were 46% compared to 44% in fiscal 2005.

Our future profit margin is subject to change due to a number of uncertainties relating to, among other things, the launch of new instrument systems. In addition, our product costs in fiscal 2007, as a percentage of total product sales, is expected to increase due to costs that may be incurred in connection with detection module upgrades for certain existing customers. These voluntary upgrades, which may cost approximately $1.0 million, are planned to enhance overall customer satisfaction.

Consolidated research and development expenses were $17.7 million for fiscal 2006, which represents a decrease of 18% over the prior year costs of $21.5 million. The $3.8 million decrease consists of $3.7 million due to the consolidation of MSD’s research and development expenses, and a $100,000 reduction in BioVeris’ costs.

Research and development expenses primarily relate to ongoing development costs and product enhancements associated with vaccines, the M-SERIES family of products, development of new assays and research and development of new systems and technologies, including point-of-care products. We expect research and development costs to increase as product development and core research expand, including costs associated with our efforts in vaccines, developing clinical diagnostics and biosecurity testing products, and development of a proprietary approach for determining an individual’s personal immune status through unique diagnostic test panels.

We have expanded our business model to target the field of vaccines which will require substantial research and development expenditures. For example, we have entered into several license and option agreements for patent rights to unique vaccine candidates. Under these agreements, we are responsible for conducting or sponsoring the research and development of these vaccine candidates and may be required to make additional payments for patent costs, milestone fees, including for initiating and completing human clinical trials and receiving regulatory approvals, and royalties on future sales. Payments on these agreements totaled $1.6 million and $300,000 in the years ended March 31, 2006 and 2005, respectively.

Consolidated selling, general and administrative expenses were $24.7 million in fiscal 2006, which represents a decrease of 23% over the prior year costs of $32.2 million. The $7.5 million decrease consists of $4.5 million due to the consolidation of MSD’s selling, general and administrative expenses, and a $3.0 million reduction in BioVeris’ costs. BioVeris’ decrease in selling, general and administrative costs of $3.0 million was primarily attributable to lower professional fees in the current year. Professional fees in the prior year included costs associated with our litigation and settlement with MSD.

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

Since 1995 we had engaged the law firm of Wilmer, Cutler, Pickering, Hale & Dorr to provide legal services. Jennifer M. Drogula, who became the daughter-in-law of our Chief Executive Officer in March 2002, has been a partner of that firm since January 2001. We recorded approximately $300,000 and $2.2 million in legal fees with that law firm for the years ended March 31, 2006 and 2005, respectively.

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

We have shared services arrangements with each of these affiliated companies. These shared services include accounting and finance, human resources and other administrative services, as well as facility related costs and services. Shared services costs allocated to these companies totaled $476,000 and $421,000 for the years ended March 31, 2006 and 2005, respectively, which reduced certain Operating Costs and Expenses for the respective years. Amounts allocated to these affiliated companies are calculated and billed monthly based upon costs incurred by us and are determined through allocation methods that include time spent and square footage utilized. The amount due from the affiliated companies was approximately $256,000 and $8,000 at March 31, 2006 and 2005, respectively. All such balances due were paid subsequent to each respective fiscal year end.

Interest Income. Interest income was $3.9 million and $3.2 million in fiscal 2006 and 2005, respectively, including $1.9 million and $200,000, respectively, from the accretion of income related to the note receivable from MSD. During fiscal 2006, we recorded an out of period adjustment of $600,000 to reduce accumulated other comprehensive loss and interest income in order to reflect the amortization related to prior periods of the purchase price premium of short-term investments. The impact of this adjustment on current and prior interim and annual periods was not material, as the adjustment was comprised of relatively small amounts related to each of the quarterly reporting periods dating back to the quarter ended June 30, 2004. For all periods, comprehensive loss was not impacted by this adjustment.

Other Income / Expense. Other expense was $1.2 million and other income was $100,000 in fiscal 2006 and 2005, respectively. The 2006 amount includes approximately $600,000 of foreign currency losses and $300,000 for the write-off of furniture and equipment.

Loss on Joint Venture Impairments. In fiscal 2005, the book value of our interests in MSD, as recorded in the investment in joint venture account on our unconsolidated balance sheet, was greater than the fair market value purchase price of these interests determined by the appraisal process. Utilizing the guidance of Accounting Principles Board (APB) Opinion No. 18, during the fiscal year ended March 31, 2005, we recorded non-cash charges of $35.1 million, as loss on joint venture impairment, representing the amount by which the book value of our interests in MSD exceeded the fair market value. These impairment charges were classified as non-operating costs on the Statement of Operations consistent with the guidance of APB 30.

Equity in Loss of Joint Venture. Effective March 31, 2004, we consolidated the financial results of MSD in accordance with FIN 46 which provides guidance on variable interest entities such as the MSD joint venture and the framework through which an enterprise assesses consolidation of a variable interest entity. We adopted FIN 46 as it was determined that MSD qualified as a variable interest entity. The settlement agreement between the parties has been determined to constitute a reconsideration event under FIN 46 and we determined that we no longer meet the conditions to be designated as the primary beneficiary of MSD, as certain provisions of the settlement agreement reallocated the obligation to absorb the majority of MSD’s future expected losses. Accordingly, we consolidated the financial results of MSD as of March 31, 2004 and for the period from April 1, 2004 through August 12, 2004, and beginning August 13, 2004, we deconsolidated the financial results of MSD.

For the period from August 13, 2004 through December 13, 2004, the date of the sale of our interests in MSD, we recorded our proportionate share of MSD losses, representing approximately 100% of MSD’s losses, as equity in loss of joint venture consistent with accounting for equity method investments. We recorded equity in loss of joint venture of $5.5 million for the year ended March 31, 2005.

Net Loss. The net loss for fiscal year 2006 was $27.8 million ($1.04 per common share), compared to a net loss of $77.6 million ($2.90 per common share) in fiscal year 2005, a decrease of $49.8 million. The decrease in the net loss is primarily caused by the prior year’s non-cash charges of $35.1 million representing the amount by which the book value of our interests in MSD exceeded the fair market value purchase price, MSD’s consolidated losses of $7.5 million in the prior year and a decrease in operating expenses in the current year of approximately $3.7 million.

Years Ended March 31, 2005 and 2004

During fiscal year 2005, MSD’s results of operations for the period from April 1, 2004 through August 12, 2004 are consolidated with the results of operations of BioVeris and its wholly-owned subsidiaries.

Revenues. Consolidated revenues for the fiscal year ended March 31, 2005 increased by approximately $6.3 million, or 32%, to $26.3 million from $20.0 million in fiscal 2004. Of this $6.3 million increase, $4.3 million represents MSD revenues for the period April 1, 2004 through August 12, 2004.

Consolidated product sales were $24.7 million in fiscal 2005, an increase of 32% over the prior year’s product sales of $18.7 million. Of this $6.0 million increase, $4.0 million represents MSD product sales. BioVeris’s sales of biosecurity products for fiscal 2005 were $9.4 million, an increase of $3.3 million, or 53%, over the prior year. Sales of products for the life science market were $11.3 million for fiscal 2005, a decrease of $1.3 million over the prior year. These changes in product sales reflect the change of orders and product deliveries for biosecurity and life science products, which are based on our customers’ requirements.

Sales of our products for the biosecurity and life science market are subject to a number of uncertainties, including the fact that we are generally not a party to significant long-term contracts for the sale of our products that would provide predictable sales. Therefore, the volume and timing of product orders from our biosecurity and life science customers are based on their requirements, which may vary over time. As a result, we believe that we do not have sufficient information to reasonably project our future sales.

Operating Costs and Expenses. Consolidated product costs were $12.9 million (52% of total product sales) for fiscal 2005 compared to $12.2 million (65% of total product sales) for fiscal 2004. The fiscal 2005 increase of $700,000 consists of $3.7 million due to the consolidation of MSD’s product costs, offset by a $3.0 million reduction in Bioveris’ costs. BioVeris’ product costs in fiscal 2005, as a percentage of total product sales, were 44% compared to 65% in fiscal 2004.

BioVeris’ product costs in fiscal 2005, as a percentage of total product sales, decreased due to reduced costs incurred in connection with instrument upgrades and detection module upgrades for existing life science customers. These voluntary upgrades which cost approximately $2.7 million occurred in fiscal 2004 and were provided to enhance overall customer satisfaction.

Consolidated research and development expenses were $21.5 million for fiscal 2005, which represents an increase of 8% over the prior year costs of $19.8 million. The $1.7 million increase consists of $3.7 million due to the consolidation of MSD’s research and development expenses, offset by a $2.0 million reduction in BioVeris’ costs. BioVeris research and development expenditures decreased in fiscal 2005 due primarily to lower consulting, facilities and personnel costs. Research and development expenses primarily relate to ongoing development costs and product enhancements associated with the M-SERIES family of products, development of new assays and research and development of new systems and technologies, including point-of-care products.

In fiscal 2005, we expanded our business model to target the field of vaccines which will require substantial research and development expenditures. For example, we have entered into several license and option agreements for patent rights to unique vaccine candidates. Under these agreements, we are responsible for conducting or sponsoring the research and development of these vaccine candidates and may be required to make additional payments for patent costs, milestone fees, including for initiating and completing human clinical trials and receiving regulatory approvals, and royalties on future sales. Payments on these agreements totaled $250,000 in the year ended March 31, 2005.

Consolidated selling, general and administrative expenses were $32.2 million in fiscal 2005, which represents an increase of 73% over the prior year costs of $18.7 million. Of this $13.5 million increase, $4.5 million represents MSD’s selling, general and administrative expenses. BioVeris’ increase in selling, general and administrative costs of $9.0 million was primarily attributable to higher personnel costs and professional fees in fiscal 2005. This includes costs associated with SOX compliance, as well as costs associated with our litigation and settlement with MSD.

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

Since 1995 we had engaged the law firm of Wilmer, Cutler & Pickering to provide legal services. Jennifer M. Drogula, who became the daughter-in-law of our Chief Executive Officer in March 2002, has been a partner of that firm since January 2001. We had also engaged the law firm of Hale & Dorr LLP to provide legal services. We first engaged this law firm in 1994. Deborah Wohlstadter, the wife of Jacob Wohlstadter and daughter-in-law of our Chief Executive Officer since December 2001, was formerly a junior partner in that law firm. These two firms merged during 2004 creating the firm of Wilmer, Cutler, Pickering, Hale & Dorr. We recorded approximately $2.2 million and $400,000 in legal fees with the combined law firm for the years ended March 31, 2005 and 2004, respectively.

Our Chief Executive Officer, Samuel J. Wohlstadter, is the principal and controlling stockholder, a director and the Chief Executive Officer of each of Wellstat Biologics Corporation, Wellstat Therapeutics Corporation, Hyperion Catalysis International, Proteinix Corporation and Integrated Chemical Synthesizers, Inc. Our former President and Chief Operating Officer, Richard J. Massey, is also a less than 10% stockholder in Proteinix. These companies are therefore considered our affiliates for the purpose of this discussion.

We have shared services arrangements with each of these affiliated companies. These shared services include accounting and finance, human resources and other administrative services, as well as facility related costs and services. Shared services costs allocated to these companies totaled $421,000 and $1.0 million for the years ended March 31, 2005 and 2004, respectively, which reduced certain Operating Costs and Expenses for the respective years. Amounts allocated to these affiliated companies are calculated and billed monthly based upon costs incurred by us and are determined through allocation methods that include time spent and square footage utilized. The amount due from the affiliated companies was approximately $8,000 at March 31, 2005 and the affiliated companies had prepaid approximately $12,000 under the shared services arrangements at March 31, 2004. All such balances due were paid subsequent to each respective year end.

Interest Income. Interest income was $3.2 million and $100,000 in fiscal 2005 and 2004, respectively. Interest income for fiscal 2005 includes $200,000 from the accretion of income related to the note receivable from MSD. Prior to the completion of the merger and related transactions, IGEN held all cash in a centralized treasury and provided all of the necessary funding for the operations of BioVeris. Accordingly, prior to February 13, 2004, no cash, cash equivalents or short-term investments were held by us and no interest income was generated.

Other Income / Expense. Other income, net of other expenses, was $100,000 in fiscal 2005. Other expense in fiscal 2004 was primarily from a $1.2 million non-cash charge representing the value of MSD’s option to purchase our interests in MSD.

Loss on Joint Venture Impairments. The book value of our interests in MSD, as recorded in the investment in joint venture account on our unconsolidated balance sheet, was greater than the fair market value purchase price of these interests determined by the appraisal process. Utilizing the guidance of Accounting Principles Board (APB) Opinion No. 18, during the fiscal year ended March 31, 2005, we recorded non-cash charges of $35.1 million, as loss on joint venture impairment, representing the amount by which the book value of our interests in MSD exceeded the fair market value. These impairment charges were classified as non-operating costs on the Statement of Operations consistent with the guidance of APB 30.

Equity in Loss of Joint Venture. Effective March 31, 2004, we consolidated the financial results of MSD in accordance with FIN 46 which provides guidance on variable interest entities such as the MSD joint venture and the framework through which an enterprise assesses consolidation of a variable interest entity. We adopted FIN 46 as it was determined that MSD qualified as a variable interest entity. The settlement agreement between the parties has been determined to constitute a reconsideration event under FIN 46 and we determined that we no longer meet the conditions to be designated as the primary beneficiary of MSD, as certain provisions of the settlement agreement reallocated the obligation to absorb the majority of MSD’s future expected losses. Accordingly, we consolidated the financial results of MSD as of March 31, 2004 and for the period from April 1, 2004 through August 12, 2004, and beginning August 13, 2004, we deconsolidated the financial results of MSD.

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

Liquidity and Capital Resources

At March 31:	2006	2005	2004
	(In Thousands)
Cash, cash equivalants and short-term investments	$69,631	$95,629	$182,509
Working capital	72,184	98,639	169,184

Year Ended March 31:
Cash provided by (used in):
Operating activities	(24,450)	(31,059)	(29,648)
Investing activities	12,458	(59,789)	(78,080)
Financing activities	(54)	(49,922)	290,237
Capital expenditures (included in investing activities above)	(1,028)	(1,855)	(1,920)

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

Effective in February 2004, we granted Roche a worldwide, non-exclusive, royalty-free license to patents and information relating to our proprietary ECL technology, subject to certain limitations described in the relevant license agreement. The license may be used by Roche to commercially exploit only certain ECL products and is royalty-free provided such products are used in a specified field. Our right to terminate the license is restricted, except under certain circumstances.

Pursuant to the license agreement, the parties can jointly engage an independent field monitor to review Roche’s compliance with the license on an annual basis. We and Roche have engaged a field monitor to review placements and sales of products and services by Roche in 2005. The field monitor has been tasked with preparing a written report, including a list of any sales or placements of products and services that were not within the licensed field and identifying sales or placements of products or services in violation of the license grant. Pursuant to the license agreement, Roche must pay to us, within 30 days after receiving the field monitor’s report, 65% of all undisputed revenues earned through out-of-field sales of products for 2005. Although Roche may not knowingly sell or actively market outside the field, they may continue the identified out-of-field sales until we notify Roche in writing that they are prohibited from making any further such sales. For a more complete description of the Roche license, refer to the agreement on file with the SEC.

We believe that the potential payment to us for out-of-field sales may be material to our financial position, results of operations and cash flows. Based on its 2005 Annual Report, Roche reported ECL (Elecsys) product sales for the year ending December 31, 2005 of CHF 989 million. For each 1% of Roche’s total sales that were out-of-field during 2005, as determined by the field monitor, there would be approximately a $5.3 million positive impact on our financial position, results of operations and cash flows (using the currency conversion rate of Swiss Francs to U.S. Dollars at June 6, 2006 of 0.8232). Actual differences in the amount of Roche ECL (Elecsys) sales or placements or in the currency rates used would change this amount.

The amount and timing of any payment that we might receive from Roche relating to out-of-field sales in 2005 is uncertain because, among other things: (1) the amount of such sales and placements has not yet been determined; and (2) there may be disputes between Roche and us concerning the agreement and/or the field monitor’s findings. Although a field monitor has not been engaged to address 2004, we believe that we are entitled to payment for out-of-field sales during 2004. We are attempting to resolve this matter with Roche.

Product development for our clinical diagnostic and vaccine products are at an early development stage. Product development is subject to a number of technical and commercial uncertainties and in part depends upon our ability to enter into new collaborative arrangements. Accordingly, the business plan for our clinical diagnostic and vaccine products, including immunodiagnostic and PCR technology-based products, is evolving and does not have definitive product introduction timelines or budgets and we have not determined the additional funding, personnel, facilities, equipment or technology that may be required to implement our plans.

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

We expect that we will from time to time have discussions with third parties, including multinational corporations, regarding various business arrangements including distribution, marketing, research and development, joint venture and other business agreements, which could provide us with substantial up-front fees or payments. We cannot assure you that we will successfully complete any of the foregoing arrangements and access to funds could be adversely impacted by many factors, including the volatility of the price of our common stock, continuing losses from our operations, establishment of new business arrangements, the status of new product launches, general market conditions and other factors. If we are unable to raise additional capital, we may have to scale back, or even eliminate, some programs, which we have the ability to do. Alternatively, we may consider pursuing arrangements with other companies, such as granting licenses or entering into joint ventures or collaborations, on terms that may not be favorable to us.

Cash Used in Operating Activities

Net cash used for operations was $24.4 million, $31.1 million, $29.6 million during the years ended March 31, 2006, 2005 and 2004, respectively. The decrease in cash used for operations in the current fiscal year resulted primarily from a lower net loss offset by changes in non-cash adjustments to the net loss partially offset by higher working capital requirements in the current fiscal year. The non-cash adjustments in fiscal 2005 were primarily due to losses and impairment charges associated with the MSD joint venture and higher depreciation and amortization charges. Cash used for operations in fiscal 2004 resulted from the net loss, which included an allocated one-time non-cash compensation charge of $38.8 million associated with the cancellation of IGEN stock options and the payment of merger consideration for each share of IGEN common stock covered by such stock options, partially offset by adjustments for our equity in loss of joint venture.

Cash Used in Investing Activities

We used approximately $1.0 million, $1.9 million and $1.9 million of cash for the acquisition of equipment and leasehold improvements during the years ended March 31, 2006, 2005 and 2004, respectively. Our investments in MSD totaled $3.0 million and $56.7 million (including a $37.5 million payment to MSD following the completion of the merger and related transactions) for the years ended March 31, 2005 and 2004, respectively.

During fiscal 2006, we purchased $15.2 million of short-term investments and received proceeds of $28.7 million from the sales and maturities of short-term investments. During fiscal 2005, we purchased $108.7 million of short-term investments and received proceeds of $53.8 million from the sales and maturities of short-term investments.

Simultaneously with the execution of the merger agreement in connection with the merger and related transactions in fiscal 2004, we entered into worldwide, non-exclusive PCR license agreements with certain affiliates of Roche. We paid Roche a license fee of $50 million and will also pay royalties on sales of licensed products, royalties for every PCR plasma test we perform or have a laboratory perform and royalties on net service revenue that we receive for diagnostic testing procedures that we perform using PCR technology. We have not been required to pay any such royalties. We performed a valuation of the PCR technology licenses and recorded a value of $19.5 million and reflected a $30.5 million adjustment to the consideration paid by Roche with respect to the merger and related transactions.

Cash Used in or Provided by Financing Activities

During the year ended March 31, 2006, we paid dividends of approximately $54,000 in respect of shares of Series B preferred stock.

During fiscal 2005, we used $20.0 million of cash for the distribution gain payment to Roche associated with the merger and related transactions. We also recorded $29.2 million as a reduction of cash which represents the MSD cash balance at the deconsolidation date, which is no longer reflected on our consolidated balance sheet. In fiscal 2004, we had recorded an increase in cash of $35.1 million from the initial consolidation MSD.

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

MSD

As part of the settlement with MSD, in August 2004, we paid MSD the net amount of $3.0 million which represented full and complete satisfaction of amounts due to MSD pursuant to the MSD agreements, including a dispute regarding unsatisfied committed funding obligations. Our $3.0 million settlement payment was net of a $2.0 million non-refundable pre-payment by MSD to us for future amounts payable by MSD to us pursuant to the buy-out of our interests in MSD. A total of $5.0 million was treated as a Class C capital contribution during the year ended March 31, 2005. The amount of the pre-payment credit outstanding from time to time bears simple interest (cumulated, not compounded) at the fixed annual rate of 5.0%. The amount of the prepayment credit that is deemed outstanding is the total amount, including accrued interest, reduced from time to time by the amount due and payable to us pursuant to the buy-out of our interests in MSD. No further cash payments will be payable by MSD to us until the $2.0 million prepayment credit, including accrued interest, is utilized. In the event sufficient net sales or third-party financings do not materialize, we will not receive any additional payments from MST for the purchase of our interests in MSD. As security for the payment obligation, we hold a security interest in the interests in MSD that are being purchased. MST may repay all or any part of the outstanding purchase price plus accrued interest at any time and from time to time without penalty.

During the years ended March 31, 2006, 2005 and 2004, operating costs allocated to MSD by us in connection with shared personnel and facilities totaled $700,000, $700,000 and $6.0 million, respectively. The costs allocated for fiscal 2005 are net of a $500,000 write-off of unpaid costs in connection with the settlement agreement, in which all claims against MSD, MST and Jacob Wohlstadter were dismissed and released. The specific nature and amount of our allocations are being reviewed by MSD.

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

As of March 31, 2006, our material future obligations were as follows (in thousands):

	Operating
	Lease	Sponsored
Years Ended March 31,	Payments	Research	Total
2007	$4,230	$704	$4,934
2008	4,208	130	4,338
2009	4,122	98	4,220
2010	3,531	-	3,531
2011	1,734	-	1,734
2012 and thereafter	5,402	-	5,402
	23,227	932	24,159
Less sublease income	(4,760)	-	(4,760)
Total	$18,467	$932	$19,399

Subsequent to March 31, 2006, we sub-leased a facility to a third party under an arrangement that will further reduce our annual operating lease payments by approximately $300,000 in fiscal 2007.

Under vaccine license agreements, we are responsible for conducting or sponsoring the research and development of vaccine candidates and may be required to make additional payments for patent costs, milestone fees, including for initiating and completing human clinical trials and receiving regulatory approvals, and royalties on future sales.

Off-Balance Sheet Arrangements

As of March 31, 2006, we had no off-balance sheet arrangements, as defined by SEC Regulation S-K, Item 303 (a) (4).

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial position and results of operations and requires the application of difficult, subjective or complex judgments by management. As a result, critical accounting policies are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on our management’s experience, terms of existing contracts, observance of trends in the industry, information provided by customers, and information available from other outside sources, as appropriate. Significant changes to these estimates could have a material impact on our consolidated financial statements. Our critical accounting policies include:

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

These expenses include an allocated share of general and administrative salaries as well as certain other shared costs (primarily facility, human resources, legal, accounting and other administrative costs) which were allocated based upon percentage of total revenue or percentage of total headcount, as appropriate. While management believes that the allocation methodologies are reasonable and appropriate, different allocation methodologies could result in changes to our fiscal 2004 operating results.

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

We recorded a discounted note receivable which had an original balance of $4.5 million. This note receivable has a balance of approximately $5.7 million at March 31, 2006, which represents the net present value of future payments that we expect to realize from the sale of our interests in MSD. We accrete to fair value using the effective interest method. Calculating the net present value of future payments that we expect to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the consolidated balance sheet at March 31, 2006.

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

The SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” in March 2005 in order to provide implementation guidance related to SFAS 123R. SAB 107 provides guidance on numerous issues such as valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, and disclosures in MD&A subsequent to adoption of SFAS 123R. We are assessing the impact of SAB on its implementation of SFAS 123R.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in exchange rates where we sell products directly in local currencies, primarily in the United Kingdom and Germany. Certain other foreign sales are denominated in U.S. dollars and have no exchange rate risk. Gains and losses resulting from foreign currency transactions have historically not been material.

Our balance sheet at March 31, 2006 had cash, cash equivalents and short-term investments of $69.6 million, which is approximately 66% of total assets. We invest excess cash in accordance with a policy approved by our Board of Directors. The policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on our investments by terms and concentrations by type and issuer. We invest our excess cash in money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less. At March 31, 2006, we had invested $39.9 million in securities of the U.S. government, municipal bonds, and U.S. corporate debt, which were recorded as short-term investments.

Our invested cash is sensitive to changes in interest rates. Based on our cash, cash equivalents and short-term investments balance at March 31, 2006, a 1% movement in interest rates would have an approximately $800,000 impact on our annual interest income and annual net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BioVeris Corporation:

We have completed integrated audits of BioVeris Corporation’s March 31, 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006, and an audit of its March 31, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and supplementary data

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BioVeris Corporation and its subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements and supplementary data are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary data based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control Over Financial Reporting,” appearing under ITEM 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessments, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

June 13, 2006

BIOVERIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended March 31,
	2006	2005	2004
REVENUES:
Product sales	$19,054	$24,662	$18,741
Royalty income	1,561	1,249	1,060
Contract fees	-	388	155
Total	20,615	26,299	19,956

OPERATING COSTS AND EXPENSES:
Product costs	8,706	12,860	12,247
Research and development	17,695	21,485	19,821
Selling, general, and administrative	24,688	32,212	18,656
Merger related costs	-	-	75,702
Total	51,089	66,557	126,426

LOSS FROM OPERATIONS	(30,474)	(40,258)	(106,470)

INTEREST INCOME	3,851	3,191	130
OTHER, NET	(1,230)	95	(1,063)

LOSS ON JOINT VENTURE IMPAIRMENTS	-	(35,077)	-
EQUITY IN LOSS OF JOINT VENTURE	-	(5,524)	(19,616)

NET LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE	(27,853)	(77,573)	(127,019)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	-	-	33,700

NET LOSS	$(27,853)	$(77,573)	$(93,319)

Net loss per common share before cumulative effect of a change
in accounting principle (basic and diluted)	$(1.04)	$(2.90)	$(4.75)
Cumulative effect of a change in accounting principle	-	-	1.26
Net loss per common share (basic and diluted)	$(1.04)	$(2.90)	$(3.49)
COMMON SHARES OUTSTANDING (basic and diluted)	26,810	26,728	26,728

The accompanying notes are an integral part of these consolidated financial statements.

BIOVERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,693	$41,739
Short-term investments	39,938	53,890
Accounts receivable, net	3,360	4,483
Inventory, net	5,429	5,235
Other current assets	2,508	2,813
Total current assets	80,928	108,160

Equipment and leasehold improvements, net	3,456	3,636

OTHER NONCURRENT ASSETS:
Note receivable, net	5,666	4,709
Technology licenses	15,356	17,306
Other	447	354
TOTAL ASSETS	$105,853	$134,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,362	$6,457
Accrued wages and benefits	1,862	1,713
Other current liabilities	1,520	1,351
Total current liabilities	8,744	9,521

NONCURRENT DEFERRED LIABILITIES	546	1,890
Total liabilities	9,290	11,411

COMMITMENTS (see Note 6) and CONTINGENCIES
MINORITY INTEREST	-	-
SERIES B PREFERRED STOCK, 1,000 shares designated, issued and outstanding	7,500	7,500

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized, issuable in series:
Series A, 600,000 shares designated, none issued	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized,
27,238,000 and 26,728,000 shares issued and outstanding, respectively	27	27
Additional paid-in capital	205,997	203,464
Deferred compensation	(1,688)	-
Accumulated other comprehensive loss	(128)	(999)
Accumulated deficit	(115,145)	(87,238)
Total stockholders’ equity	89,063	115,254
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,853	$134,165

The accompanying notes are an integral part of these consolidated financial statements.

BIOVERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net loss	$(27,853)	$(77,573)	$(93,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,778	6,229	3,385
Loss on disposal of equipment	271	138	58
Equity in loss of joint venture	-	5,524	19,616
Joint venture impairments	-	35,077	33,700
Accretion of interest on note receivable	(1,860)	(171)	-
Amortization of premium on short-term investments	1,337	-	-
Change in accounting principle	-	-	(33,700)
Stock based compensation	845	-	38,800
Minority interest	-	-	54
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	790	(988)	2,017
(Increase) decrease in inventory	(1,085)	(1,516)	158
Decrease (increase) in other assets	545	1,139	(173)
(Decrease) increase in accounts payable and accrued expenses	(814)	1,306	(1,708)
(Decrease) increase in other liabilities	(404)	(224)	1,464
Net cash used in operating activities	(24,450)	(31,059)	(29,648)

INVESTING ACTIVITIES:
Expenditures for equipment and leasehold improvements	(1,028)	(1,855)	(1,920)
Purchases of short-term investments	(15,215)	(108,706)	-
Sales and maturities of short-term investments	28,701	53,817	-
Investments in joint venture (net)	-	(3,045)	(56,660)
Purchase of technology licenses	-	-	(19,500)
Net cash provided by (used in) investing activities	12,458	(59,789)	(78,080)

FINANCING ACTIVITIES:
Payment of distribution gain	-	(20,000)	-
(Deconsolidation) consolidation of joint venture cash and cash equivalents	-	(29,222)	35,111
Sale of preferred stock	-	-	7,500
Cash contributed by Parent, net	-	-	247,626
Payments of dividends on preferred stock	(54)	-	-
Net cash (used in) provided by financing activities	(54)	(49,922)	290,237
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,046)	(140,770)	182,509
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	41,739	182,509	-
CASH AND CASH EQUIVALENTS, END OF YEAR	$29,693	$41,739	$182,509

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Transfer of inventory into fixed assets	$891	$217	$277

The accompanying notes are an integral part of these consolidated financial statements.

BIOVERIS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Additional Common Stock		Net		Accumulated Other
			Paid - in	Investment	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	by Parent	Compensation	Loss	Deficit	Total

BALANCE at March 31, 2003	-	$-	$-	$20,665	$-	$-	$-	$20,665

Net loss	-	-	-	-	-	-	(93,319)	(93,319)
Non-cash compensation charge	-	-	38,800	-	-	-	-	38,800
Capital contributed by parent	-	-	164,664	(20,665)	-	-	83,654	227,653
Restructuring and issuance of
common stock	26,728	27	-	-	-	-	-	27

BALANCE at March 31, 2004	26,728	27	203,464	-	-	-	(9,665)	193,826

Net loss	-	-	-	-	-	-	(77,573)	(77,573)
Unrealized losses from short-term
investments	-	-	-	-	-	(999)	-	(999)
Comprehensive loss								(78,572)

BALANCE at March 31, 2005	26,728	$27	$203,464	$-	-	$(999)	$(87,238)	$115,254

Net loss	-	-	-	-	-	-	(27,853)	(27,853)
Issuance of restricted stock	510	-	2,533	-	(2,533)	-	-	-
Amortization of deferred compensation	-	-	-	-	845	-	-	845
Dividends paid on preferred stock	-	-	-	-	-	-	(54)	(54)
Unrealized gains from short-term
investments (See Note 1)	-	-	-	-	-	871	-	871
Comprehensive loss								(26,982)

BALANCE at March 31, 2006	27, 238	$27	$205,997	$-	$(1,688)	$(128)	$(115,145)	$89,063

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

On February 13, 2004, IGEN International, Inc. (IGEN or Parent) and Roche Holding Ltd (Roche) consummated a merger and certain related transactions pursuant to which Roche acquired IGEN and IGEN simultaneously distributed the common stock of the Company to its stockholders (the merger). The transaction occurred in the following steps:

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

Prior to the completion of the merger and related transactions, the assets and businesses of the Company had historically been owned and operated by IGEN, whose net investment in the Company was shown in lieu of stockholders’ equity, and IGEN held all cash in a centralized treasury, providing all of the necessary funding for the operations of the Company. The accompanying financial statements for fiscal year 2004 have been prepared and are presented as if the Company had been operating as a separate entity using IGEN’s historical cost basis in the assets and liabilities and including the historical operations of the businesses and assets transferred to the Company from IGEN as part of the restructuring.

In fiscal 2004, prior to the completion of the merger and related transactions, the Company was fully integrated with IGEN and these financial statements reflect the application of certain estimates and allocations. The Company’s consolidated statements of operations include all revenues and costs that are directly attributable to the Company’s businesses. They have been prepared and are presented as if the Company had been operating as a separate entity using IGEN’s historical costs basis in the assets and liabilities and including the historical operations of the businesses and assets transferred to the Company from IGEN as part of the restructuring. In addition, certain expenses of IGEN have been allocated to the Company using various assumptions. These expenses include an allocated share of general and administrative salaries, as well as certain other shared costs (primarily facility, human resources, legal, accounting and other administrative costs). General and administrative salaries have been allocated primarily based upon an estimate of actual time spent on the businesses of the Company. Facilities costs and centralized administrative services have been allocated based upon a percentage of total product sales as well as a percentage of total headcount. Allocated expenses of $15.7 million are included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended March 31, 2004. These allocated expenses were derived from total IGEN selling, general and administrative expenses of $22.3 million for that fiscal year.

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

The Company’s consolidated balance sheet at March 31, 2006 had cash, cash equivalents and short-term investments of $69.6 million. Product development for the Company’s clinical diagnostic and vaccine products are at an early development stage. Product development is subject to a number of technical and commercial uncertainties and in part depends upon the Company’s ability to enter into new collaborative arrangements. Accordingly, the Company’s business plan for its clinical diagnostic and vaccine products, including immunodiagnostic and PCR technology-based products, is evolving and does not have definitive product introduction timelines or budgets and the Company has not determined the additional funding, personnel, facilities, equipment or technology that may be required to implement its plans. The Company’s ability to become profitable in the future will depend on, among other things, the introduction of new products to the market. If the Company is unable to develop new products, its business prospects and financial results would be adversely affected. The Company expects its available cash to be sufficient to fund its operations for at least one year, but it cannot predict how long its available cash will be sufficient to fund its operations thereafter.

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

On August 12, 2004, the Company, MSD and MST entered into a settlement agreement (settlement) that resolved litigation between the parties and constituted a reconsideration event under FIN 46. The Company determined that it no longer met the conditions to be designated as the primary beneficiary of MSD. Factors used in this evaluation included the following,

•

The Company does not have a significantly large variable interest in MSD to be the primary beneficiary. The Company holds only a secured note whereas the purchaser, MST, will be “at risk” for all of its equity;

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

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less.

Short-Term Investments — Short-term investments consist primarily of corporate, federal and municipal debt-securities that are classified as “available for sale.” The Company invests its excess cash in accordance with a policy approved by the Company’s Board of Directors. This policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on the Company’s investment by terms and concentrations by type and issuer. These “available for sale” securities are accounted for at their fair market value and unrealized gains and losses on these securities, if any, are included in accumulated other comprehensive gain or loss in stockholders’ equity. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which are included in results of operations as generated. For the years ended March 31, 2006, 2005 and 2004, the Company did not have any realized gains or losses on the sale of investments.

The following is a summary of the Company’s available-for-sale marketable securities:

	March 31, 2006
	(in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$5,000	$-	$-	$5,000
U.S. government agencies	15,000	-	(84)	14,916
U.S. corporate debt	20,066	-	(44)	20,022
	$40,066	$-	$(128)	$39,938

	March 31, 2005
	(in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$20,328	$-	$(263)	$20,065
Municipal bonds	8,000	-	-	8,000
U.S. corporate debt	26,561	-	(736)	25,825
	$54,889	$-	$(999)	$53,890

Concentration of Credit Risk – The Company places its cash and cash equivalents and short-term investments with highly rated financial institutions. At March 31, 2006 and 2005, the Company has $69.6 million and $93.3 million, respectively, of cash and cash equivalents and short-term investments in excess of federally insured limits. The Company has not experienced any losses on these accounts related to amounts in excess cash of insured limits. During the years ended March 31, 2006, 2005 and 2004 agencies of the U.S. government accounted for 30%, 27% and 22% of total revenue, respectively, and 43% and 39% of total consolidated accounts receivable as of March 31, 2006 and 2005, respectively.

Allowance for Doubtful Accounts- The Company maintains reserves on customer accounts where estimated losses may result from the inability of its customers to make required payments. These reserves are determined based on a number of factors, including the current financial condition of specific customers, the age of accounts receivable balances and historical loss rates. Amounts later determined and specifically identified to be uncollectible are charged or written-off against the reserve. Historically, the Company has not experienced significant credit losses related to an individual customer or group of customers and estimated losses have been within the Company’s expectation. Allowance for doubtful accounts was $253,000 and $227,000 at March 31, 2006 and 2005, respectively.

Inventory - Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following:

	March 31,
	2006	2005
	(in thousands)
Finished goods	$2,058	$1,561
Work in process	865	749
Raw materials	2,506	2,925
Total	$5,429	$5,235

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

	March 31,
	2006	2005
	(in thousands)
Lab instruments and equipment	$7,579	$6,575
Office furniture and equipment	4,659	4,936
Leasehold improvements	4,194	4,005
	16,432	15,516
Accumulated depreciation and amortization	(12,976)	(11,880)
Total	$3,456	$3,636

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

The Company paid Roche a license fee of $50 million in fiscal 2004 and in the future will also pay royalties on sales of the licensed products in the licensed fields and on any instrument, accessory, device or system sold for use with the licensed products in the licensed fields depending on the field, the year, the country of sale and the patents covering such products. During fiscal 2004, the Company performed a valuation of the PCR technology licenses and recorded a value of $19.5 million and reflected a $30.5 million adjustment reducing the amount recorded for consideration paid by Roche with respect to the merger and related transactions.

These PCR licenses are being amortized over an estimated useful life of ten years, which is based upon a consideration of the range of patent lives and the weighted average remaining life of the most important underlying patents, as well as a consideration of technological obsolescence and product life cycles. Amortization expense was approximately $2.0 million, $2.0 million and $200,000 for the years ended March 31, 2006, 2005 and 2004, respectively. Accumulated amortization was $4.1 million and $2.2 million at March 31, 2006 and 2005, respectively. Amortization expense is expected to approximate $2.0 million for each year through March 31, 2014.

Evaluation of Long-lived Assets -The Company evaluates the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In evaluating the recoverability of an asset, management’s policy is to compare the carrying amount of an asset with the projected undiscounted future cash flow. An impairment loss is measured and recorded based on discounted estimated future cash flows. Management believes that no impairment of these assets exists as of March 31, 2006.

Warranty Reserve - The Company warrants its products against defects in material and workmanship for one year after sale and records estimated future warranty costs at the time revenue is recognized. A reserve for future warranty claims is recorded based upon management’s review of historical claims, supplemented by expectations of future costs. The Company also offers extended warranty arrangements to customers, for which the payment is initially deferred and amortized over the contract period and related costs are recorded as incurred.

The following is a reconciliation of the Company’s general product warranty reserve (in thousands):

	Year Ended March 31,
	2006	2005
Balance, beginning of period	$366	$450
Provisions recorded	484	296
Actual costs incurred	(460)	(380)
Balance, end of period	$390	$366

The following is a reconciliation of the Company’s deferred revenue related to extended warranty contracts and includes a summary of the revenue and cost components associated with extended warranties (in thousands):

	Year Ended March 31,
	2006	2005
Balance, beginning of period	$621	$678
Extended warranties issued	1,172	1,105
Amortization of extended warranties	(1,123)	(1,162)
Costs incurred during the period	960	768
Settlement during the period of costs incurred	(960)	(768)
Balance, end of period	$670	$621

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate their fair value due to their short maturities.

Distribution Gain Accrual - The tax allocation agreement executed in conjunction with the merger and related transactions provides that Roche and IGEN will be solely liable for, will jointly and severally indemnify the Company against, and will be entitled to receive and retain all refunds of, taxes (other than transfer taxes) directly or indirectly resulting from, arising in connection with or otherwise related to the merger and related transactions, any transaction undertaken to prepare for the merger and related transactions and any of the actions taken pursuant to the ongoing litigation agreement. This agreement also provided that the Company was required to pay IGEN a $20 million distribution gain payment. This amount was calculated based on the average of the high and low trading prices of the Company’s common stock on the first day of trading of the Company’s common stock after the completion of the merger, exceeding a specified threshold. The distribution gain accrual was recorded as a liability on the Company’s balance sheet and was paid during fiscal 2005.

Comprehensive Loss- Comprehensive loss is comprised of net loss and other items of comprehensive loss. The Company’s comprehensive loss for the years ended March 31, 2006 and 2005 was $27.0 million and $78.6 million, respectively. Other comprehensive income (loss) of $871,000 and ($999,000) for the years ended March 31, 2006 and 2005, respectively, includes unrealized gains and losses on “available for sale” securities that are excluded from net loss. There were no significant elements of comprehensive loss for the fiscal year ended March 31, 2004.

During the fiscal year ended March 31, 2006, the Company recorded an out of period adjustment of $600,000 to reduce accumulated other comprehensive loss and interest income in order to reflect the amortization related to prior periods of the purchase price premium of short-term investments. The impact of this adjustment on fiscal 2006 and on prior interim and annual periods was not material to the accompanying consolidated financial statements, as the adjustment was comprised of insignificant amounts related to each of the quarterly reporting periods dating back to the quarter ended June 30, 2004. For all periods, comprehensive loss was not impacted by this adjustment.

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

Research and Development — Research and development costs are expensed as incurred and are comprised of costs incurred in performing research and development activities including salaries, benefits, facilities costs, overhead costs, contract services and other outside costs. During the years ended March 31, 2006 and 2005, the Company entered into license agreements providing patent rights to certain technology under which the Company paid approximately $1,565,000 and $250,000, respectively. These amounts are included as research and development costs.

Merger Related Costs – There were no merger related costs for the years ended March 31, 2006 and 2005. Merger related costs for the year ended March 31, 2004 included the following (in thousands):

Stock option compensation charge (see Note 2)	$38,800
MSD payment	33,700
Other	3,202
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

Foreign Currency - Gains and losses from foreign currency transactions such as those resulting from the settlement of foreign receivables or payables, are included in the results of operations as incurred. These amounts were not material during the years ended March 31, 2006, 2005 and 2004.

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

Stock-based Compensation - The Company has elected to follow the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options and, accordingly, historically has not recognized compensation cost for options granted under its 2003 Stock Incentive Plan whose exercise price equaled the market value of a share of the underlying common stock on the date of grant.

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

	Years Ended March 31,
	2006	2005	2004
Net loss, as reported	$(27,853)	$(77,573)	$(93,319)

Deduct: Total stock-based employee compensation expense determined under fair value method	(237)	(224)	(121)
Pro-forma net loss	$(28,090)	$(77,797)	$(93,440)

Loss per share:
Basic and diluted loss per common share – as reported	$(1.04)	$(2.90)	$(3.49)
Basic and diluted loss per common share – pro forma	$(1.05)	$(2.91)	$(3.50)

The Company did not record any compensation expense related to employee options in its consolidated statement of operations for the years ended March 31, 2006, 2005 and 2004, respectively.

Per share information for the Company for fiscal year 2004 is based on the number of shares of common stock of the Company outstanding upon completion of the merger and related transactions. The pro forma net loss and pro forma net loss per share disclosed above is not representative of the effects on net loss and net loss per share on a pro forma basis in future periods, as future periods may include grants by the Company of options for the Company’s common stock.

The fair value of BioVeris options for the years ended March 31, 2006 and 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Years Ended March 31,
	2006	2005	2004
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	65.00%	74.00%	52.62%
Risk-free interest rate	3.97%	3.48%	2.71%
Expected option term (in years)	3-5	3-5	3

Based on this calculation, the weighted average fair value of BioVeris options granted during the years ended March 31, 2006, 2005 and 2004 was $3.07, $4.35 and $5.97, respectively.

Loss Per Share - The Company uses SFAS No. 128 “Earnings per Share” for the calculation of basic and diluted loss per share. For each of the three years ended March 31, 2006, the Company incurred a net loss; therefore, net loss per common share does not reflect the potential dilution that could occur to common shares related to outstanding stock options, and it did not assume exercise of 438,000, 123,000 and 20,300 outstanding options, respectively, because to do so would have been anti-dilutive.

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

In April 2005, the Securities and Exchange Commission (SEC) issued a rule amending the compliance date which allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. As a result, the Company will implement SFAS 123R in the reporting period starting April 1, 2006. The Company is currently evaluating the provisions of SFAS 123R and has not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS 123R, nor has it determined the impact on its financial condition, results of operations and liquidity.

The SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” in March 2005 in order to provide implementation guidance related to SFAS 123(R). SAB 107 provides guidance on numerous issues such as valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, capitalization of compensation cost related to shared-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company is assessing the impact of SAB on its implementation of SFAS 123(R).

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

Series B Preferred Stock — In February 2004, the Company issued 1,000 shares of its Series B preferred stock to its chairman and chief executive officer for $7.5 million. The Series B preferred stock economically mirrored the class C interest in MSD (see Note 3) that was held by the Company. Under the terms of the Series B preferred stock, the Company may redeem the Series B preferred stock for $0.01 per share at any time it is no longer entitled to receive distributions with respect to its class C interests in MSD, pursuant to the MSD limited liability company agreement. The shares of the Company’s Series B preferred stock are entitled in the aggregate to 1,000 votes on all matters on which holders of the Company’s common stock may vote. The Company will declare dividends for the Series B preferred stock in connection with any payments received from MSD related to the sale of the Company’s class C interests in MSD. These payments are received over time in installments based on MSD’s net sales and the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing, as determined in accordance with the MSD agreements.

In connection with the settlement between the Company and MSD, the Company received a $2.0 million non-refundable pre-payment from MSD for future amounts payable by MSD to it pursuant to the buy-out of its interests in MSD. The holder of the Company’s Series B preferred stock is entitled to an approximately 6.03% pro-rata share, representing a proportionate amount of the Company’s class C interest in MSD that was funded by the sale of the Series B preferred stock, of the portion of the $2.0 million that is allocable to the Company’s class C interests.

During the year ended March 31, 2006, the Company paid dividends of approximately $54,000 in respect of shares of Series B preferred stock.

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

Activity related to options under the option plans was as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at February 13, 2004	-	-
Granted	22,200	$15.80
Exercised	-	-
Cancelled/forfeited	(1,900)	$15.80
Outstanding at March 31, 2004	20,300	$15.80
Granted	123,900	$7.53
Exercised	-	-
Cancelled/forfeited	(21,200)	$8.03
Outstanding at March 31, 2005	123,000	$8.89
Granted	341,900	$4.91
Exercised	-	-
Cancelled/forfeited	(26,900)	$7.32
Outstanding at March 31, 2006	438,000	$5.88

Options exercisable at March 31, 2006	155,490	$7.14
Options available for future grant	4,351,000

Summary information about the Company’s stock options outstanding at March 31, 2006 is as follows:

		Weighted Average	Weighted		Weighted
Range of	Options	Remaining Years of	Average	Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$4.40-6.62	407,900	9.18	$5.22	125,390	$5.32
$11.85	8,000	8.38	$11.85	8,000	$11.85
$15.80	22,100	7.99	$15.80	22,100	$15.80
Total	438,000	9.10	$5.88	155,490	$7.14

During the year ended March 31, 2006, the Company granted 510,871 shares of restricted stock under the Company’s 2003 Stock Incentive Plan. The fair value of the restricted stock awards on the date of grant is amortized on a straight line basis over the vesting period. Deferred compensation of $2,533,000 was initially recorded based on the fair value of the shares on the respective grant dates and is being recognized as compensation expense on a straight line basis over the vesting term through July 2010. The unamortized balance of deferred compensation on restricted stock is included as a separate component of stockholders’ equity. Accordingly, the Company recorded compensation expense of $845,000 during the year ended March 31, 2006.

In connection with the cancellation of IGEN stock options and the payment of the merger consideration for each share covered by IGEN stock options, the Company recorded an allocated noncash compensation charge of $38.8 million during the year ended March 31, 2004. This compensation charge is a component of merger related costs in the consolidated statement of operations and the amount is an allocation from IGEN to the Company based upon an estimate of actual time spent on BioVeris matters by each option holder. In calculating this compensation charge associated with the completion of the merger and related transactions and the cancellation of the IGEN stock options, the Company has applied the guidance of FIN 44 “Accounting for Certain Transactions Involving Stock Compensation” for employee stock options and SFAS 123 for non-employee stock options. With respect to employee stock options, FIN 44 guidance provides that the compensation charge is calculated based upon the difference between the last trading price of IGEN common stock and the exercise price of each employee stock option, including both vested and unvested employee stock options. With respect to non-employee stock options, SFAS 123 guidance, provides that the compensation charge is calculated based upon the incremental fair value of the non-employee stock options resulting from the merger.

In August 2000, IGEN granted 75,000 non-qualified stock options under its 1994 Stock Option Plan in connection with a consulting arrangement for services to be provided to it. The consultant was also the sole owner of Meso Scale Technologies (MST) and a son of IGEN’s and the Company’s chairman and chief executive officer (see Note 3). As a result of certain events in fiscal 2002 and pursuant to Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” IGEN began recognizing expense on a monthly basis as the options were earned and vested, based upon fair value calculated in accordance with the Black-Scholes option pricing model. The options vested ratably over a five-year period through August 2005. As the consulting services were provided to the Company’s businesses, compensation expense of $2.2 million has been reflected in the accompanying consolidated financial statements for the year ended March 31, 2004. This amount included $1.8 million incurred in connection with the cancellation of IGEN stock options and the payment of merger consideration recorded in 2004.

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

Effective March 31, 2004, the Company consolidated the financial results of MSD in accordance with FIN 46, which provides guidance on variable interest entities such as the MSD joint venture and the framework through which an enterprise assesses consolidation of a variable interest entity. The Company adopted FIN 46 as it determined that MSD qualified as a variable interest entity and the Company was a primary beneficiary. The settlement agreement between the parties was determined to constitute a reconsideration event under FIN 46 and the Company determined that it no longer meets the conditions to be designated as the primary beneficiary of MSD, as certain provisions of the settlement agreement reallocated the obligation to absorb the majority of MSD’s future expected losses. Accordingly, beginning August 12, 2004, the Company deconsolidated the financial results of MSD and resumed accounting for this investment on the equity method through December 13, 2004, the date of the sale of the Company’s interests in MSD. See Note 1 for a discussion of consolidation accounting for MSD.

The Company made no capital contributions to MSD during fiscal 2006. During the years ended March 31, 2005 and 2004, the contributions the Company and IGEN made to MSD were $5.0 million and $56.7 million, respectively. In August 2004, the Company’s capital contribution of $5.0 million was part of the settlement, of which $3.0 million was in cash and $2.0 million was in the form of a credit against payment of the purchase price for the buyout by MST of the Company’s interest in MSD.

When the Company ceased to be a member of MSD, it became entitled to receive quarterly royalty payments from MSD of 3% of the net sales price on all products developed and sold by MSD using the patents licensed from the

Company. During the years ended March 31, 2006 and 2005, the Company received and recognized royalties of approximately $541,000 and $1,000, respectively.

During the years ended March 31, 2006, 2005 and 2004, operating costs allocated to MSD by the Company in connection with shared personnel and facilities were approximately $663,000, $743,000 and $6.0 million, respectively. Operating costs allocated to MSD for the year ended March 31, 2005 are net of a $476,000 write off of unpaid costs in connection with the settlement agreement, in which all claims against MSD, MST and Jacob Wohlstadter were dismissed and released. At March 31, 2006 and 2005, other current assets include $820,000 and $477,000, respectively, for net amounts due from MSD for these allocated operating costs. For the years ended March 31, 2004 and 2003 and for the period from August 13, 2004 through December 13, 2004, these allocated operating costs reduced certain of the Company’s operating costs and expenses and increased Equity in Loss of Joint Venture in the accompanying consolidated statements of operations. MSD-related losses included in the equity in loss of joint venture were $5.5 million and $19.6 million for the years ended March 31, 2005 and 2004, respectively.

The following is a summary of the Company’s investment in the MSD joint venture (in thousands):

Balance at April 1, 2003	$9,164
Capital contribution	56,660
Equity in loss of joint venture	(19,616)
Valuation adjustment	(33,700)
Change in accounting principle	33,700
Balance at March 31, 2004	46,208
Capital contribution	5,045
Equity in loss of joint venture	(5,524)
Valuation adjustment	(35,077)
Sale of interests	(10,652)
Balance at March 31, 2005	$-

Buyout of the Company’s interest in MSD

Pursuant to the MSD joint venture agreement, MSD and MST had a joint right to purchase the Company’s entire interest in MSD upon termination or expiration of the MSD joint venture agreement at a price equal to fair market value less a discount that depended on the circumstances giving rise to termination or expiration of the agreement. Pursuant to the settlement, MST or MSD agreed to purchase, and the Company agreed to sell, its entire interest in MSD. The purchase of the Company’s interests was completed on December 13, 2004 and, accordingly, the Company no longer holds an equity interest in MSD.

Under the MSD joint venture agreement, the parties are responsible for all fees and costs of the appraiser designated by it and one-half of all fees and costs of the third appraiser. Pursuant to the settlement, the Company paid MSD’s share of such fees and costs, which approximated $85,000, which amount was included in the purchase price payable by MST for the Company’s interests in MSD. In addition, as more fully described below, MSD’s rental and expense payment obligations for subleased property for the period from March 1, 2004 through August 31, 2005, approximating $2.3 million were included in the purchase price of the Company’s interests in MSD in lieu of MSD making current payments.

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

As part of the settlement, the Company received a $2.0 million non-refundable prepayment from MSD in August 2004 for future amounts payable by MST to the Company for the purchase price in the form of a credit against amounts the Company agreed to pay MSD pursuant to the settlement. This prepayment was recorded as a deferred liability on the

Company’s balance sheet. The amount of the prepayment credit outstanding from time to time will bear simple interest (cumulated, not compounded) at the fixed annual rate of 0.5% over the prime rate or 5.0%, in effect on the date that MST purchased the Company’s interests in MSD. The amount of the prepayment credit that is outstanding was approximately $1.2 million and $2.0 million at March 31, 2006 and 2005, respectively.

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

Upon closing of the sale of the Company’s interests in MSD, the total purchase price balance was approximately $10.3 million (net of the $2.0 million prepayment by MSD). The Company recorded a discounted note receivable which had an original balance of $4.5 million. This note receivable had a balance of approximately $5.7 million and $4.7 million at March 31, 2006 and 2005, respectively, which represents the net present value of future payments that the Company expects to realize from the sale of its interests in MSD. The note receivable will accrete to fair value using the effective interest method over the term of the expected payments on the note. Total accretion during the years ended March 31, 2006 and 2005 was approximately $1.9 million and $171,000, respectively, and has been recorded as a component of interest income. Calculating the net present value of future payments that the Company expects to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, which are assessed and updated periodically, the net present value of future payments received by the Company could differ from the amount reflected on the consolidated balance sheet at March 31, 2006.

The holder of the Company’s Series B preferred stock is entitled to a pro-rata share of payments from the sale of the Company’s MSD interests. This pro-rata share approximates 6.03% of the $9.9 million sale price, representing the proportionate amount of the Company’s Class C interest in MSD that was funded by the sale of the Series B stock (including payments allocated to the $2.0 million prepayment).

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

Effective September 1, 2005, MSD was required to pay its pro-rata share of all rental and other expenses the Company incurs under the prime lease. As described above, as part of the settlement, MSD’s rental and expense payment obligations for the period from March 1, 2004 through August 31, 2005, which approximate $2.3 million, were added to the purchase price of the Company’s interests in MSD in lieu of MSD making payments to the Company.

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

In addition, the Company agreed to indemnify MSD, MST and Jacob Wohlstadter and their respective directors, officers, employees and agents for any losses, costs, fees and expenses with respect to regulatory (SEC or otherwise) or legal proceedings and investigations resulting from or related to the fact that the Company is (or its predecessor, IGEN, was) an issuer of publicly traded securities. The Company is not required to indemnify MSD, MST or Jacob Wohlstadter for acts either resulting in a criminal conviction or finally adjudged by a court of competent jurisdiction to constitute fraud or intentional misrepresentations.

4. LICENSE AGREEMENTS

Effective in February 2004, the Company granted Roche a worldwide, non-exclusive, royalty-free license to patents and information relating to its proprietary ECL technology, subject to certain limitations described in the relevant license agreement. The license may be used by Roche to commercially exploit only certain ECL products and is royalty-free provided such products are used in a specified field. The Company’s right to terminate the license is restricted, except under certain circumstances.

Pursuant to the license agreement, the parties can jointly engage an independent field monitor to review Roche’s compliance with the license on an annual basis. The Company and Roche have engaged a field monitor to review placements and sales of products and services by Roche in 2005. The field monitor has been tasked with preparing a written report, including a list of any sales or placements of products and services that were not within the licensed field and identifying sales or placements of products or services in violation of the license grant. Pursuant to the license agreement, Roche must pay to the Company, within 30 days after receiving the field monitor’s report, 65% of all undisputed revenues earned through out-of-field sales of products for 2005. Although Roche may not knowingly sell or actively market outside the field, they may continue the identified out-of-field sales until the Company notifies Roche in writing that they are prohibited from making any further such sales.

The amount and timing of any payment that the Company might receive from Roche relating to out-of-field sales in 2005 is uncertain because, among other things: (1) the amount of such sales and placements has not yet been determined; and (2) there may be disputes between Roche and the Company concerning the agreement and/or the field monitor’s findings. Although a field monitor has not been engaged to address 2004, the Company believes that it is entitled to payment for out-of-field sales during 2004. The Company is attempting to resolve this matter with Roche.

The Company granted a license to bioMérieux b.v. (bioMérieux) for the development and worldwide-development, use, manufacture and sale of ECL-based nucleic acid test systems on a co-exclusive basis for certain segments of the clinical diagnostics market and on a non-exclusive basis for certain segments of the life science market. Among other things, the agreement provides for royalty payments to the Company on product sales and for product supply arrangements between the parties. Royalty income from bioMérieux of approximately $200,000 for each of the years ended March 31, 2006, 2005 and 2004 has been recognized in the accompanying consolidated statements of operations. Accounts receivable include $100,000 and $200,000 at March 31, 2006 and 2005, respectively, related to these royalties.

The Company granted a license to Eisai Co., Ltd. (Eisai) for the manufacture and market of a class of ECL-based diagnostic systems for the clinical diagnostics market in Japan. The agreement provides for royalty payments to the Company on product sales. In 2002, the Company and Eisai executed an extension of the license under which the license became non-exclusive in July 2003. Royalty income from Eisai of $900,000, $1.0 million and $800,000 has been recognized in the accompanying consolidated statements of operations for the years ended March 31, 2006, 2005 and 2004, respectively. Accounts receivable include $200,000 at each of March 31, 2006 and 2005, related to these royalties.

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

The Company has shared services arrangements with each of these affiliated companies. These shared services include accounting and finance, human resources and other administrative services, as well as facility related costs and services. Shared services costs allocated to these companies totaled $476,000, $421,000 and $1.0 million for the years ended March 31, 2006, 2005 and 2004, respectively, which reduced certain operating costs and expenses for the respective periods. Amounts allocated to these affiliated companies are calculated and billed monthly based upon costs incurred by the Company and are determined through allocation methods that include time-spent and square footage utilized. The amount due from affiliated companies under the shared services arrangements was approximately $256,000 and $8,000 at March 31, 2006 and 2005, respectively. All such balances were settled subsequent to each respective year-end.

Since 1995 the Company has engaged the law firm of Wilmer, Cutler, Pickering, Hale & Dorr to provide legal services. Jennifer M. Drogula, who became the daughter-in-law of our Chief Executive Officer in March 2002, has been a partner of that firm since January 2001. The Company recorded approximately $266,000 and $2.2 million in legal fees with that law firm for the years ended March 31, 2006 and 2005, respectively.

6. COMMITMENTS

The Company leased office, laboratory and manufacturing facilities pursuant to operating leases expiring at various times from fiscal 2007 through fiscal 2015. Rent expense for these operating leases totaled approximately $3.8 million, $3.4 million and $2.9 million for the years ended March 31, 2006, 2005 and 2004, respectively. Rent expense for the year ended March 31, 2006 is net of $750,000 of sublease income related to the sublease of portions of several of its facilities.

At March 31, 2006, the future minimum operating lease payments are as follows (in thousands):

2007	$4,230
2008	4,208
2009	4,122
2010	3,531
2011	1,734
2012 and thereafter	5,402
23,227
Less: sublease income	(4,760)
Net	$18,467

Subsequent to March 31, 2006, the Company sub-leased a facility to a third party under an arrangement that will further reduce its annual operating lease payments by approximately $300,000 in fiscal 2007.

At March 31, 2006, the Company had committed to sponsor research of approximately $700,000, $100,000 and $100,000 in fiscal 2007, 2008, and 2009, respectively, under its vaccine license and option agreements. The Company may also be required to make additional payments for patent costs, milestone fees, including for the initiation and completion of human clinical trials and the receipt of regulatory approvals, and royalties on future sales.

7. INCOME TAXES

Prior to the merger and related transactions, the Company’s operating results historically had been included in IGEN’s consolidated Federal and state income tax returns. For purposes of the Company’s consolidated financial statements, income taxes have been calculated as if the Company was a stand-alone entity filing a separate tax return.

For the years ended March 31, 2006, 2005 and 2004, the Company recorded no Federal or state income tax expense nor would it have owed any Federal or state income taxes.

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

	March 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Accruals and reserves	$1,102	$877
Deferred revenue	262	300
Equipment and leasehold improvements	715	1,711
Investment in affiliate	-	-
Net operating loss carryforwards	43,633	32,160
Discount on note receivable	923	1,722
Capital loss carryforward	13,540	13,540
Research and development credits	1,182	626
Other	(7)	(482)
Total deferred tax assets	61,350	50,454
Less: valuation allowance	(61, 350)	(50,454)
Net deferred tax assets	$-	$-

A valuation allowance equal to the total net deferred tax assets has been provided as of March 31, 2006 and 2005 as management has determined that it is more likely than not that deferred tax assets will not be realized. The increase in the valuation allowance on the deferred tax asset was $10.9 million and $43.2 million for the years ended March 31, 2006 and 2005, respectively. Net operating loss (“NOL”) carryforwards as of March 31, 2006 approximately $113 million and $5.3 million in the U.S. and the United Kingdom, respectively. The U.S. NOL carryforwards will begin to expire in 2024 and the U.K. NOL carryforwards can be carried forward indefinitely.

The provision for income taxes recorded in the accompanying consolidated statements of operations differs from the amount that would have resulted by applying the U.S. Federal income tax statutory rate as a result of the following:

	Years Ended March 31,
	2006	2005	2004
Income tax provision at federal statutory rate	34.0%	34.0%	34.0%
State and local taxes net of federal benefit	4.6%	4.6%	4.6%
Non-deductible items	(0.2)%	(0.3)%	(0.1)%
Change in valuation allowance	(40.4)%	(39.0)%	(3.8)%
Loss in tax attributes due to change control	0.0%	0.0%	(35.5)%
Other	2.0%	(0.7)%	0.8%
Effective tax rates	0.0%	0.0%	0.0%

8. EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, and subject to the Employee Retirement Income Security Act of 1974, as amended. The Company made discretionary contributions of $400,000, $300,000 and $500,000 for the years ended March 31, 2006, 2005 and 2004, respectively. The Company is not obligated under any post-retirement benefit plan.

9. SEGMENT INFORMATION

The Company operates in one significant business segment. It is currently engaged in the development, manufacturing and marketing of products for the detection and measurement of biological and chemical substances.

Product sales by region for the Company and its wholly-owned subsidiaries are as follows:

	Years Ended March 31,
	2006	2005	2004
	(In thousands)

United States	$15,352	$16,270	$13,585
United Kingdom	1,122	3,993	1,607
All other foreign	2,580	440	3,549
Total	$19,054	$20,703	$18,741

Substantially all of the Company’s assets are held in the United States.

Product sales by market for the Company and its wholly-owned subsidiaries are as follows:

	Years Ended March 31,
	2006	2005	2004
	(In thousands)

Life Science	$10,473	$11,335	$12,635
Biosecurity	8,581	9,368	6,106
Total	$19,054	$20,703	$18,741

10. QUARTERLY OPERATING RESULTS (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share data)
For the years ended March 31,
2006
Revenue	$4,889	$6,149	$5,465	$4,112
Loss from operations	(7,605)	(7,115)	(7,354)	(8,400)
Net loss	(6,668)	(6,503)	(7,510)	(7,172)
Net loss per common share	(0.25)	(0.24)	(0.28)	(0.27)

2005 (1)
Revenue	$8,245	$7,851	$5,299	$4,904
Loss from operations	(13,245)	(10,190)	(8,784)	(8,039)
Net loss (2)	(12,851)	(45,618)	(11,974)	(7,130)
Net loss per common share	(0.48)	(1.71)	(0.45)	(0.27)

2004
Revenue	$5,073	$5,951	$3,784	$5,148
Loss from operations (3)	(7,368)	(6,817)	(12,367)	(79,918)
Net loss (2)	(12,518)	(11,299)	(15,984)	(53,518)
Net loss per common share (4)	(0.47)	(0.42)	(0.60)	(2.00)

(1)

The Company adopted FIN 46 as of March 31, 2004 and determined that MSD qualified as a variable interest entity. Accordingly, beginning March 31, 2004, the Company consolidated the financial results of MSD. The Company has historically recorded approximately 100% of MSD’s losses. On August 12, 2004, BioVeris, MSD and MST entered into a settlement agreement that resolved litigation between the parties and constituted a reconsideration event under FIN 46. The Company determined that it no longer met the conditions to be designated as the primary beneficiary of MSD, as certain provisions of the settlement agreement reallocated the obligation to absorb the majority of MSD’s future expected losses. Accordingly, for the period April 1, 2004 through August 12, 2004, the Company consolidated the financial results of MSD and beginning August 13, 2004, deconsolidated the financial results of MSD and accounted for this investment on the equity method through December 13, 2004, the date of the sale of its interests in MSD.

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

11. VALUATION AND QUALIFYING ACCOUNTS

The following tables set forth activity in the Company’s valuation and qualifying accounts (in thousands):

For the years ended March 31,	Balance at Beginning of Period	Provisions Recorded	Write-offs	Balance at End of Period

Allowance for doubtful accounts
2004	$148	$60	$-	$208
2005	208	20	(1)	227
2006	227	28	(2)	253

Inventory reserve
2004	$313	$402	$-	$715
2005	715	329	(773)	271
2006	271	224	(94)	401

Income tax valuation
2004	$3,790	$3,444	$-	$7,234
2005	7,234	43,220	-	50,454
2006	50,454	10,896	-	61,350

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of March 31, 2006. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the year ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, our management has concluded that, as of March 31, 2006, our internal control over financial reporting is effective based on those criteria. Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data.”

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item may be found under “Executive Officers of BioVeris Corporation” in “Part I, Item 1 — Business” of this annual report on Form 10-K, as well as under sections captioned “Election of Directors,” “Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance” in our Proxy Statement (the “2006 Proxy Statement”), which will be filed with the SEC not later than 120 days after the close of our fiscal year ended March 31, 2006, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item may be found under the section captioned “Compensation and Other Information Concerning Directors and Officers” in the 2006 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item may be found under the section captioned “Securities Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement, and is incorporated herein by reference.

For certain information with respect to our 2003 stock incentive plan, see “ITEM 5 — Market for Company’s Common Stock and Related Stockholder Matters — 2003 Stock Incentive Plan” and “ITEM 8 — Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item may be found under the section captioned “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item may be found under the section captioned “Audit Fees” and “Pre-approval of Services by the Independent Auditor” in the 2006 Proxy Statement, and is incorporated herein by reference.

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

(3)	Exhibits.

The following exhibits are referenced or included as part of this Annual Report on Form 10-K.

2.1(13)	Agreement and Plan of Merger dated July 24, 2003 among Roche Holding Ltd, 66 Acquisition Corporation II, IGEN International, Inc. and IGEN Integrated Healthcare, LLC.

3.1(9)	Certificate of Incorporation of BioVeris Corporation.

3.2(14)

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional and other Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock of BioVeris Corporation.

3.3(11)	Form of Certificate of Designation of Series B Preferred Stock of BioVeris Corporation.

3.4(9)	Bylaws of BioVeris Corporation.

4.1(14)	Rights Agreement dated January 9, 2004 between BioVeris Corporation and EquiServe Trust Company, N.A.

4.2	Form of Right Certificate for BioVeris Series A Preferred Stock. Filed as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to this Form 10-K.

4.3(11)	Specimen Common Stock Certificate.

4.4(11)	Specimen Series B Preferred Stock Certificate.

10.1(13)	License Agreement dated July 24, 2003 by and between IGEN International, Inc. and IGEN LS LLC.

10.2(13)	Improvements License Agreement dated July 24, 2003 by and between Roche Diagnostics GmbH and IGEN International, Inc.

10.3(13)	Covenants Not to Sue dated July 24, 2003 among IGEN Integrated Healthcare, LLC, Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC., Roche Diagnostics GmbH, Roche Holding Ltd and IGEN LS LLC.

10.4(13)

License Agreement (Human IVD, Veterinary IVD, HLA Typing, Paternity, DNA Manufacturing and Plasma Testing) dated as of July24, 2004 among IGEN Integrated Healthcare, LLC, F. Hoffman-La Roche Ltd, Roche Diagnostics GmbH and Roche Molecular Systems, Inc.

10.5(13)

License agreement (Human IVD Services and Animal Diagnostics Services) dated July 24, 2003 among IGEN Integrated Healthcare, LLC, F. Hoffman-La Roche Ltd, Roche Diagnostics GmbH and Roche Molecular Systems, Inc.

10.6(1*)	Agreement dated May 25, 1990 between IGEN, Inc. and Eisai Co., Ltd.

10.7(4)	Supplemental Agreement dated July 23, 1997 between IGEN, Inc. and Eisai Co., Ltd.

10.8(6)	Extension Agreement dated July 11, 2002 between IGEN International, Inc. and Eisai Co., Ltd.

10.9(1*)	License and Technology Developmental Agreement dated May 19, 1993 between IGEN, Inc. and Organon Teknika B.V.

10.10(1*)	Term Sheet for Consolidation of Research Projects between IGEN, Inc. and Proteinix Corporation dated December 14, 1993.

10.11(1*)	Term Sheet for Consolidation of Cancer Research Projects between IGEN, Inc. and Pro-Neuron, Inc. dated December 14, 1993.

10.12(10)	Form of Indemnity Agreement entered into between BioVeris Corporation and its directors and officers.

10.13(13+)	BioVeris Corporation 2003 Stock Incentive Plan.

10.14(2)	Lease Agreement between IGEN International, Inc. and W-M 16020 Limited Partnership dated September 27, 1994.

10.15(3*)	Joint Venture Agreement, dated as of November 30, 1995, between Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC. and IGEN, Inc.

10.16(3)	Limited Liability Company Agreement, dated as of November 30, 1995, between Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC., and IGEN, Inc.

10.17(3*)	IGEN/MSD License Agreement, dated as of November 30, 1995, between Meso Scale Diagnostics, LLC., and IGEN, Inc.

10.18(3+)	Indemnification Agreement, dated as of November 30, 1995, between IGEN, Inc. and Jacob Wohlstadter.

10.19(5*)	Amendment No.1 to Joint Venture Agreement between Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC., and IGEN International, Inc. dated August 15, 2001.

10.20(5)	First Amendment of Limited Liability Company Agreement of Meso Scale Diagnostics, LLC. dated August 15, 2001 between IGEN International, Inc. and Meso Scale Technologies, LLC.

10.21(5*)	Amendment No.1 to IGEN/MSD License Agreement dated August 15, 2001 between Meso Scale Diagnostics, LLC. and IGEN International, Inc.

10.22(5)	MSD/MST Sublicense Agreement dated November 30, 1995 between MesoScale Diagnostics, LLC., Meso Scale Technologies, LLC. and IGEN, Inc.

10.23(5*)	Amendment No. 1 to MSD/MST Sublicense Agreement dated August 15, 2001 between Meso Scale Technologies, LLC. and IGEN International, Inc.

10.24(5+)	Consulting Agreement between IGEN International, Inc. and Jacob N. Wohlstadter dated November 30, 1996.

10.25(5+)	Indemnification Agreement between IGEN International, Inc., Jacob N. Wohlstadter and JW Consulting Services, L.L.C. dated November 30, 1996.

10.26(5+*)	Employment Agreement between Meso Scale Diagnostics, LLC., IGEN International, Inc., Meso Scale Technologies, LLC. and Jacob N. Wohlstadter dated August 15, 2001.

10.27(8+)	Indemnification Agreement between IGEN International, Inc. and Jacob N. Wohlstadter dated October 6, 2001.

10.28(10+)	BioVeris Corporation Termination Protection Program.

10.29(7)	Letter Agreement dated March 21, 2003 between IGEN International, Inc., Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC. and JW Consulting Services, L.L.C.

10.30(12*)	Solicitation, Offer and Award dated June 20, 2003 between IGEN International, Inc. and U.S. Army Space & Missile Defense Command, as amended September 2, 2003.

10.31(12)	Letter Agreement dated August 15, 2001 between IGEN International, Inc., Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC. and Jacob N. Wohlstadter.

10.32(12)

Letter Agreement dated December 1, 2003 between IGEN International, Inc., BioVeris Corporation, Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC. and JW Consulting Services, L.L.C. and Jacob N. Wohlstadter.

10.33(12)	Equity Right Purchase and License Amendment Agreement dated December 30, 2003 between IGEN International, Inc. and Proteinix Corporation.

10.34(12)	Equity Right Purchase and License Amendment Agreement dated December 30, 2003 between IGEN International, Inc. and Wellstat Therapeutics Corporation.

10.35(15)

Services Agreement dated February 10, 2004, among Wellstat Therapeutics Corporation, Wellstat Biologics Corporation, Hyperion Catalysis International Corporation, Proteinix, Inc., Integrated Chemical Synthesizers, Inc. and BioVeris Corporation.

10.36(15)	Agreement dated August 12, 2004, among BioVeris Corporation, MesoScale Diagnostics, LLC., Meso Scale Technologies, LLC., Jacob N. Wohlstadter and Richard J. Massey.

10.37(16)	Charter for the Governance and Nominating Committee of the Board of Directors dated November 15, 2004.

14.1(15)	Corporate Code of Conduct and Business Ethics.

21.1	List of Subsidiaries of BioVeris Corporation. Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP. Filed herewith.

23.2	Consent of Deloitte & Touche LLP.

23.3	Consent of Deloitte & Touche LLP.

23.4	Consent of Aronson & Company.

99.1(13)	Restructuring Agreement dated July 24, 2003 between IGEN International, Inc. and IGEN Integrated Healthcare, LLC.

99.2(13)	Post-Closing Covenants Agreement dated July 24, 2003 among Roche Holding Ltd, IGEN International, Inc. and IGEN Integrated Healthcare, LLC.

99.3(13)	Tax Allocation Agreement dated as of July 24, 2003 among Roche Holding Ltd, 66 Acquisition Corporation II, IGEN International, Inc. and IGEN Integrated Healthcare, LLC.

99.4(13)	Ongoing Litigation Agreement dated July 24, 2003 between IGEN International, Inc., Roche Diagnostics GmbH and Roche Diagnostics Corporation.

99.5(13)

Global Consent and Agreement dated July 24, 2003 among Roche Holding Ltd, IGEN International, Inc., IGEN Integrated Healthcare, LLC, Meso Scale Diagnostics LLC., Meso Scale Technologies, LLC., Jacob Wohlstadter and JW Consulting Services, L.L.C.

99.6(13)

Release and Agreement dated July 24, 2003 among IGEN International, Inc., IGEN Integrated Healthcare, LLC, Hyperion Catalysis International, Inc., Wellstat Biologics Corporation, Wellstat Therapeutics Corporation, Proteinix Corporation and Integrated Chemical Synthesizers, Inc.

99.7(13)	Letter Agreement dated July 24, 2003 among Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC., JW Consulting Services, L.L.C., Jacob N. Wohlstadter and IGEN International, Inc.

99.8(13)	Letter Agreement dated July 24, 2003 between Samuel J. Wohlstadter and IGEN Integrated Healthcare, LLC.

99.9	Meso Scale Diagnostics, LLC. Financial Statements at December 31, 2004 and years ended 2003 and 2002.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

____________

+	Denotes management contract or compensatory plan or arrangement.

*	Denotes confidential treatment applied.

(1)	Previously filed as an exhibit to IGEN, Inc.’s Registration Statement on Form S-1, as amended (Registration No. 33-72992), filed December 16, 1993.

(2)	Previously filed as an exhibit to IGEN, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed July 14, 1995.

(3)	Previously filed as an exhibit to IGEN, Inc.’s Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.

(4)	Previously filed as an exhibit to IGEN International, Inc.’s Form 10-Q for the quarter ended September 30, 1997, filed November 14, 1997.

(5)	Previously filed as an exhibit to IGEN International, Inc.’s Amendment to Form 8-K, filed September 5, 2001.

(6)	Previously filed as an exhibit to IGEN International, Inc.’s Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002.

(7)	Previously filed as an exhibit to IGEN International, Inc.’s Form 10-K for the fiscal year ended March 31, 2003, filed June 30, 2003.

(8)	Previously filed as an exhibit to IGEN International, Inc.’s Form 10-Q for the quarter ended December 31, 2001, filed February 14, 2002.

(9)	Previously filed as an exhibit to BioVeris Corporation’s Registration Statement on Form S-4 (Registration No. 333-109196), filed September 26, 2003.

(10)	Previously filed as an exhibit to BioVeris Corporation’s Registration Statement on Form S-4 (Registration No. 333-109196), filed November 12, 2003.

(11)	Previously filed as an exhibit to BioVeris Corporation’s Registration Statement on Form S-4 (Registration No. 333-109196), filed December 11, 2003.

(12)	Previously filed as an exhibit to BioVeris Corporation’s Registration Statement on Form S-4 (Registration No. 333-109196), filed December 30, 2003.

(13)	Previously filed as an annex to BioVeris Corporation’s Registration Statement on Form S-4 (Registration No. 333-101916), filed January 13, 2004.

(14)	Previously filed as an exhibit to BioVeris Corporation’s Form 8-A filed February 10, 2004.

(15)	Previously filed as an exhibit to BioVeris Corporation’s Form 10-K for the fiscal year ended March 31, 2004, filed August 16, 2004.

(16)	Previously filed as an exhibit to BioVeris Corporations Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVeris Corporation

Date: June 14, 2006	By:	/s/ Samuel J. Wohlstadter
Samuel J. Wohlstadter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Samuel J. Wohlstadter	Chief Executive Officer (Principal Executive Officer) Director	June 14, 2006
Samuel J. Wohlstadter

/s/ George V. Migausky	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2006
George V. Migausky

/s/ William J. Crowley Jr.	Director	June 14, 2006
William J. Crowley Jr.

/s/ Richard J. Massey	Director	June 14, 2006
Richard J. Massey

/s/ John Quinn	Director	June 14, 2006
John Quinn

/s/ Anthony Rees	Director	June 14, 2006
Anthony Rees

/s/ Joop Sistermans	Director	June 14, 2006
Joop Sistermans