Form 10-Q
period 2006-06-30
BIOVERIS CORP
filed 2006-08-09
CIK 1264899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________________

FORM 10-Q

__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50583

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

27,238,969 shares of common stock, par value $0.001, issued and outstanding at July 28, 2006

BIOVERIS CORPORATION

As used herein, “BioVeris”, “we”, “us” and “our” refer to BioVeris Corporation and its subsidiaries. M-SERIES, TRICORDER, BIOVERIFY and BIOVERIS are our trademarks. This Form 10-Q also contains disclosure relating to brand names, trademarks or service marks of other companies, and these brand names, trademarks or service marks are the property of those other holders.

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOVERIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2006	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,266	$29,693
Short-term investments	24,226	39,938
Accounts receivable, net	2,920	3,360
Inventory, net	6,476	5,429
Other current assets	2,329	2,508
Total current assets	73,217	80,928

Equipment and leasehold improvements, net	3,340	3,456

OTHER NONCURRENT ASSETS:
Note receivable, net	5,857	5,666
Technology licenses	14,869	15,356
Other	447	447
TOTAL ASSETS	$97,730	$105,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,055	$5,362
Accrued wages and benefits	1,267	1,862
Other current liabilities	1,739	1,520
Total current liabilities	8,061	8,744

NONCURRENT DEFERRED LIABILITIES	135	546
Total liabilities	8,196	9,290

SERIES B PREFERRED STOCK, 1,000 shares designated, issued and outstanding	7,500	7,500

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized, issuable in series:
Series A, 600,000 shares designated, none issued	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized,
27,239,000 and 27,238,000 shares issued and outstanding at June 30, 2006
and March 31, 2006, respectively	27	27
Additional paid-in capital	204,593	205,997
Deferred compensation	-	(1,688)
Accumulated other comprehensive loss	(47)	(128)
Accumulated deficit	(122,539)	(115,145)
Total stockholders' equity	82,034	89,063
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,730	$105,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOVERIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 30, 2006	June 30, 2005
REVENUES:
Product sales	$3,590	$4,580
Royalty income	498	309
Total	4,088	4,889

OPERATING COSTS AND EXPENSES:
Product costs	2,384	2,048
Research and development	4,262	4,765
Selling, general, and administrative	6,202	5,681
Total	12,848	12,494

LOSS FROM OPERATIONS	(8,760)	(7,605)

INTEREST INCOME	1,201	1,318
OTHER, NET	187	(381)

NET LOSS	$(7,372)	$(6,668)

Net loss per common share (basic and diluted)	$(0.27)	$(0.25)

COMMON SHARES OUTSTANDING (basic and diluted)	26,880	26,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOVERIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30, 2006	June 30, 2005
OPERATING ACTIVITIES:
Net loss	$(7,372)	$(6,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amoritization	935	1,632
Loss on disposal of equipment	18	-
Accretion of interest on note receivable	(549)	(403)
Amortization of premium on short-term investments	49	-
Stock based compensation	284	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	440	(1,383)
(Increase) decrease in inventory	(1,239)	220
Decrease in other current assets	179	294
(Increase) in accounts payable and accrued expenses	(312)	(2,024)
(Decrease) increase in accrued wages and benefits	(595)	309
Increase (decrease) in other liabilities	149	(210)
Net cash used in operating activities	(8,013)	(8,233)

INVESTING ACTIVITIES:
Expenditures for equipment and leasehold improvements	(158)	(182)
Purchases of short term-investments	(19,994)	(9,998)
Sales and maturities of short-term investments	35,738	8,000
Net cash provided by (used in) investing activities	15,586	(2,180)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,573	(10,413)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,693	41,739
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,266	$31,326

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of inventory into fixed assets	$192	$-

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

The Company was organized as IGEN Integrated Healthcare, LLC, a Delaware limited liability company, on June 6, 2003, and converted into BioVeris Corporation, a newly formed Delaware corporation on September 22, 2003. On February 13, 2004, IGEN International, Inc. (IGEN or Parent) and Roche Holding Ltd (Roche) consummated a merger transaction pursuant to which Roche acquired IGEN and IGEN simultaneously distributed the common stock of the Company to its stockholders.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary for a fair presentation of the results of operations and cash flows for the three month periods ended June 30, 2006 and 2005, and the Company’s financial position at June 30, 2006. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the interim periods are not necessarily indicative of the results for any future interim period or for the entire year. These financial statements should be read together with the audited financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 filed with the Securities and Exchange Commission (SEC).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Accounting — The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less.

Short-Term Investments – Short-term investments consist primarily of corporate, federal and municipal debt-securities that are classified as “available-for-sale.” The Company invests its excess cash in accordance with a policy approved by the Company’s Board of Directors. This policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on the Company’s investment by terms and concentrations by type and issuer. These “available-for-sale” securities are accounted for at their fair market value and unrealized gains and losses on these securities, if any, are included in accumulated other comprehensive gain or loss in stockholders’ equity. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which are included in results of operations as generated. For the three months ended June 30, 2006 and 2005, the Company did not have any realized gains or losses.

The following is a summary of the Company’s “available-for-sale” marketable securities as of June 30, 2006:

	June 30, 2006
	(in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$2,500	$-	$-	$2,500
U.S. government agencies	5,000	-	(49)	4,951
U.S. corporate debt	4,504	-	(4)	4,500
Asset-backed securities	12,269	6	-	12,275
Total	$24,273	$6	$(53)	$24,226

	March 31, 2006
	(in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$5,000	$-	$-	$5,000
U.S. government agencies	15,000	-	(84)	14,916
U.S. corporate debt	20,066	-	(44)	20,022
Total	$40,066	$-	$(128)	$39,938

Concentration of Credit Risk – The Company places its cash and cash equivalents and short-term investments with highly rated financial institutions. At June 30, 2006 and March 31, 2006, the Company had $61.1 million and $69.2 million, respectively, of cash and cash equivalents and short-term investments in excess of federally insured limits. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits. During the three months ended June 30, 2006 and 2005, agencies of the U.S. government accounted for 30% and 32% of total revenues, respectively. As of June 30, 2006 and March 31, 2006, agencies of the U.S. government accounted for 42% and 43% of total consolidated accounts receivable, respectively.

Allowance for Doubtful Accounts – The Company maintains reserves on customer accounts where estimated losses may result from the inability of its customers to make required payments. These reserves are determined based on a number of factors, including the current financial condition of specific customers, the age of accounts receivable balances and historical loss rates. Amounts later determined and specifically identified to be uncollectible are charged or written-off against the reserve. Historically, the Company has not experienced significant credit losses related to an individual customer or group of customers and estimated losses have been within the Company’s expectation. Allowance for doubtful accounts was $101,000 and $253,000 at June 30, 2006 and March 31, 2006, respectively.

Inventory – Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following:

	June 30, 2006	March 31, 2006
	(in thousands)
Finished Goods	$1,910	$2,058
Work in process	1,152	865
Raw materials	3,414	2,506
Total	$6,476	$5,429

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

	June 30, 2006	March 31, 2006
	(in thousands)
Lab instruments and equipment	$7,781	$7,579
Office furniture and equipment	4,683	4,659
Leasehold improvements	4,202	4,194
	16,666	16,432
Accumulated depreciation and amortization	(13,326)	(12,976)
Total	$3,340	$3,456

Technology Licenses – Simultaneous with the execution of the merger transaction with Roche (see Note 1), the Company entered into worldwide, non-exclusive polymerase chain reaction (PCR) license agreements with certain affiliates of Roche. One agreement grants the Company rights to make, import, use and sell certain PCR products within specified fields, while the other agreement grants the Company rights to perform certain PCR services within specified fields.

The Company paid Roche a license fee of $50 million in fiscal 2004 and will also pay royalties on sales of the licensed products in the licensed fields and on any instrument, accessory, device or system sold for use with the licensed products in the licensed fields depending on the field, the year, the country of sale and the patents covering such products. During fiscal 2004, the Company performed a valuation of the PCR technology licenses and recorded a value of $19.5 million and reflected a $30.5 million adjustment reducing the amount recorded for consideration paid by Roche with respect to the merger and related transactions with IGEN.

These PCR licenses are being amortized over an estimated useful life of ten years, which is based upon a consideration of the range of patent lives and the weighted average remaining life of the most important underlying patents, as well as a consideration of technological obsolescence and product life cycles. Amortization expense was $488,000 for each of the three months ended June 30, 2006 and 2005. Accumulated amortization was $4.6 million and $4.1 million at June 30, 2006 and March 31, 2006, respectively. Amortization expense is expected to approximate $2.0 million for each year through March 31, 2014.

Evaluation of Long-lived Assets – The Company evaluates the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In evaluating the recoverability of an asset, management’s policy is to compare the carrying amount of an asset with the projected undiscounted future cash flow. An impairment loss is measured and recorded based on discounted estimated future cash flows. Management believes that no impairment of these assets exists as of June 30, 2006.

Warranty Reserve - The Company warrants its products against defects in material and workmanship for one year after sale and records estimated future warranty costs at the time revenue is recognized. A reserve for future warranty claims is recorded based upon management’s review of historical claims, supplemented by expectations of future costs. The Company also offers extended warranty arrangements to customers, under which revenue recognition for the payment is initially deferred and amortized over the contract period, and related costs are recorded as incurred.

The following is a reconciliation of the Company’s general product warranty reserve (in thousands):

	Three Months Ended
	June 30, 2006	June 30, 2005

Balance, beginning of period	$390	$366
Provisions recorded	87	11
Actual costs incurred	(147)	(90)
Balance, end of period	$330	$287

The following is a reconciliation of the Company’s deferred revenue related to extended warranty contracts and includes a summary of the revenue and cost components associated with extended warranties (in thousands):

	Three Months Ended
	June 30, 2006	June 30, 2005

Deferred revenue, beginning of period	$670	$621
Extended warranties issued	358	322
Amortization of extended warranties	(281)	(293)
Costs incurred during the period	376	238
Settlement during the period of costs incurred	(376)	(238)
Balance, end of period	$747	$650

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate their fair value due to their short maturities.

Comprehensive Loss- Comprehensive loss is comprised of net loss and other items of comprehensive loss. The Company’s comprehensive loss for the three months ended June 30, 2006 and 2005 was $7.3 million and $6.8 million, respectively. For the three months ended June 30, 2006, other comprehensive income was $81,000 and for the three months ended June 30, 2005, other comprehensive loss was $123,000. Other comprehensive income or loss includes unrealized gains and losses on “available-for-sale” securities that are excluded from net loss.

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

Research and Development — Research and development costs are expensed as incurred and are comprised of costs incurred in performing research and development activities including salaries, benefits, facilities costs, overhead costs, contract services and other outside costs. The Company has entered into several license and option agreements providing patent rights to certain technology under which the Company is responsible for conducting or sponsoring the research and for which it paid approximately $456,000 and $247,000 for the three months ended June 30, 2006 and 2005, respectively. These amounts are included as research and development costs.

Foreign Currency - Gains and losses from foreign currency transactions such as those resulting from the settlement of foreign receivables or payables, are included in the results of operations as incurred. These amounts were not material during the three months ended June 30, 2006 and 2005.

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

Share-based Payments – Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, a revision of SFAS 123, “Share-Based Payments,” which requires that companies recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option model. See Note 3 for a complete discussion on accounting for share-based payments.

Loss Per Share - The Company uses SFAS No. 128 “Earnings per Share” for the calculation of basic and diluted loss per share. For each of the three months ended June 30, 2006 and 2005, the Company incurred a net loss; therefore, net loss per common share does not reflect the potential dilution that could occur to common shares related to outstanding stock options and it did not assume exercise of 888,900 and 123,000 outstanding options, respectively, because to do so would have been anti-dilutive.

New Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement No. 109” (FIN 48), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of these tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. While the Company is currently evaluating FIN 48, this pronouncement is not currently expected to have a significant impact on the Company’s results of operations and financial condition.

3. SHARE-BASED PAYMENTS

In December 2004, the FASB issued SFAS No. 123R, a revision of SFAS 123, “Share-Based Payments.” SFAS 123R requires that companies recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R is effective for the Company’s fiscal year beginning April 1, 2006. The Company has adopted SFAS 123R using the modified prospective transition method. Under this method, compensation expense is reflected in the financial statements beginning April 1, 2006 with no restatement of prior periods. As such, compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after April 1, 2006 as well as for the portion of awards previously granted that have not vested as of April 1, 2006. The Company has implemented the straight-line expense attribution method.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no employee stock-based compensation expense had been recognized in its Consolidated Statements of Operations for any period prior to its adoption of SFAS No. 123R on April 1, 2006, as the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock Option Plan — In September 2003, the Board of Directors of the Company adopted the 2003 Stock Incentive Plan (Stock Plan) under which 5.3 million shares of common stock have been reserved for issuance upon exercise of options granted to employees, non-employee directors or consultants of the Company and its subsidiaries. The Stock Plan was approved by an affirmative vote of the IGEN stockholders prior to the completion of the merger and related transactions with Roche.

The Stock Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, restricted stock awards and other share-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock of the Company and the grant of stock appreciation rights. Incentive stock options may only be granted to employees of the Company and its subsidiaries. The Stock Plan also provides that on the day following each annual meeting of the Company’s stockholders each non-employee director will receive an automatic grant of options to purchase 4,000 shares of the Company’s common stock. In addition, any person who is appointed or elected as a non-employee director at any other time will receive an automatic grant of options to purchase 4,000 shares of the Company’s common stock on the date of such appointment or election. Each grant will have an exercise price equal to fair market value on the date of grant and will vest in full on the first anniversary of the grant date.

Adoption of SFAS 123R – Share-based compensation expense recognized during the three months ended June 30, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recorded share-based compensation expense during the three months ended June 30, 2006, associated with its Stock Plan as follows (in thousands):

Product costs	$4
Research and development	9
Selling, general, and administrative	124
Total	$137

Effect on net loss per common share (basic and diluted)	$(0.51)

As of June 30, 2006, total compensation cost related to non-vested stock options not yet recognized was $2.0 million, which is expected to be allocated to expense and production costs over a weighted-average period of 3.86 years.

Pro-forma Information for Period Prior to Adoption of SFAS123R : The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions to share-based employee compensation during the quarter ended June 30, 2005 (in thousands, except per share amounts):

Net loss, as reported	$(6,668)

Deduct: Total stock-based employee compensation expense
determined under fair value method	(63)
Pro-forma net loss	$(6,731)

Loss per share:
Basic and diluted loss per common share – as reported	$(0.25)
Basic and diluted loss per common share – pro forma	$(0.25)

The pro-forma net loss and pro-forma net loss per share disclosed above is not representative of the effects on net loss and net loss per share on a pro-forma basis in future periods, as future periods may include grants by the Company of options for the Company’s common stock.

No options were granted during the three months ended June 30, 2005.

Stock Option Activity - Activity related to options under the Stock Plan was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding at April 1, 2006	458,000	$5.87
Granted	432,000	$7.68
Exercised	-	$-
Cancelled/forfeited	(1,100)	$15.80
Outstanding at June 30, 2006	888,900	$6.74	9.38	$1,166,000

Options exercisable at June 30, 2006	178,900	$6.79		$225,000
Options available for future grant	3,899,081

There were no options that expired during the three months ended June 30, 2006.

Summary information about the Company’s stock options outstanding at June 30, 2006 is as follows:

		Weighted Average	Weighted	Total		Weighted	Total
Range of	Options	Remaining Years of	Average	Intrinsic	Options	Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value

$4.33-$6.62	447,900	8.94	$5.21		149,900	$5.26
$7.84-$11.85	420,000	9.93	$7.92		8,000	$11.85
$15.80	21,000	7.75	$15.80		21,000	$15.80

Total	888,900	9.38	$6.74	$1,166,000	178,900	$6.79	$225,000

The fair value of the Company’s options for the three months ended June 30, 2006 was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The assumptions used are as follows:

Expected dividend yield	0%
Expected stock price volatility	55%
Risk-free interest rate	5.08%
Expected option term (in years)	7.5

Based on this calculation, the weighted average fair value of options granted during the three months ended June 30, 2006 was $4.85.

Restricted Stock - During the year ended March 31, 2006, the Company granted 510,871 shares of restricted stock under the Stock Plan. The fair value of the restricted stock awards on the date of grant is amortized on a straight line basis over the vesting period. Deferred compensation of $2,533,000 was initially recorded based on the fair value of the shares on the respective grant dates and is being recognized as compensation expense on a straight line basis over the vesting term through July 2010. The Company did not deem a discount appropriate for post-vesting restrictions and did not use a discount in the calculation of the total deferred compensation. In accordance with SFAS 123R, deferred share-based compensation is no longer reflected as a separate component of stockholders’ equity in the condensed consolidated balance sheet. As a result, the Company reclassified its deferred share-based compensation at March 31, 2006 to additional paid-in capital.

Activity related to the restricted stock is as follows:

Non-vested shares at April 1, 2006	301,493
Granted	1,148
Vested	(27,652)
Forfeited	-
Non-vested shares at June 30, 2006	274,989

4. NOTE RECEIVABLE FROM MESO SCALE DIAGNOSTICS

Meso Scale Diagnostics, LLC. (MSD) was a joint venture formed by IGEN and Meso Scale Technologies, LLC. (MST) in 1995. MST was established and was wholly-owned by Mr. Jacob Wohlstadter, a son of the Company’s chief executive officer, and Jacob Wohlstadter is the president and chief executive officer of MSD. MSD develops, manufactures, markets and sells products utilizing a combination of MST’s multi-array technology together with the Company’s electrochemiluminescence (ECL) technology. MSD’s Sector line of instrumentation is used for high throughput screening, high content screening, multiplexing and target validation. MSD also manufactures and markets a line of its own reagents, assays and plates that are used on these systems.

Pursuant to the agreements executed in connection with the merger and related transactions between IGEN and Roche, the MSD joint venture agreement expired upon the completion of the merger on February 13, 2004. However, the MSD limited liability company agreement continued (and the Company remained a member of MSD) and many provisions of the MSD joint venture agreement survived its expiration. In addition, certain other MSD agreements, including certain licenses, subleases and other arrangements with MSD, MST and Jacob Wohlstadter assigned to the Company by IGEN continue indefinitely in accordance with their terms.

In August 2004, an independent committee of the Company’s Board of Directors, with the advice of independent counsel, negotiated and approved an agreement with MSD, MST and Jacob Wohlstadter to settle pending litigation and other disputes, pursuant to which MSD or MST agreed to purchase the Company’s interest in MSD, as provided for in the MSD Agreements (the settlement). The Company also agreed to further amendments to the MSD limited liability company agreement and certain of the other MSD agreements that continue to be in effect. On December 13, 2004, the Company completed the sale to MST of its interests in MSD.

Until the time of the sale of its interests in MSD, the Company held a voting equity interest in MSD. The Company also held non-voting interests that entitled it to receive a preferred return on substantially all of its capital contributions. Following the completion of the buyout of the Company’s interests in MSD on December 13, 2004, the Company no longer holds these interests and is entitled to receive only the buyout purchase price.

Buyout of the Company’s interest in MSD

Pursuant to the MSD joint venture agreement, MSD and MST had a joint right to purchase the Company’s entire interest in MSD upon termination or expiration of the MSD joint venture agreement at a price equal to fair market value less a discount that depended on the circumstances giving rise to termination or expiration of the agreement. Pursuant to the settlement, MST agreed to purchase, and the Company agreed to sell, its entire interest in MSD. The purchase of the Company’s interests was completed on December 13, 2004.

The following table summarizes the adjustments provided in the joint venture and settlement agreements (in thousands):

Fair market value purchase price	$9,898
Add:
Appraisal fees and costs	85
Rent payment obligations (March 1, 2004 through August 31, 2005)	2,335
Less:
Prepayment credit	(2,000)
Total	$10,318

Upon closing of the sale of the Company’s interests in MSD, the total purchase price balance was approximately $10.3 million (net of the $2.0 million prepayment by MSD). The Company recorded a discounted note receivable which had an original balance of $4.5 million. This note receivable had a balance of approximately $5.9 million at June 30, 2006, which represents the net present value of future payments that the Company expects to realize from the sale of its interests in MSD. The note receivable will be accreted to fair value using the effective interest method over the term of the expected payments on the note. Total accretion during the three months ended June 30, 2006 and 2005 was approximately $500,000 and $400,000, respectively, and has been recorded as a component of interest income. Calculating the net present value of future payments that the Company expects to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, which are assessed and updated periodically, the net present value of future payments received by the Company could differ from the amount reflected on the balance sheet at June 30, 2006.

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

As part of the settlement, the Company received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MST to the Company for the purchase price in the form of a credit against amounts the Company agreed to pay MSD pursuant to the settlement. This prepayment was recorded as a deferred liability on the Company’s balance sheet. The amount of the prepayment credit outstanding from time to time will bear simple interest (cumulated, not compounded) at the fixed annual rate of 0.5% over the prime rate, or 5.0%, in effect on the date that MST purchased the Company’s interests in MSD. The amount of the prepayment credit that is outstanding was approximately $900,000 at June 30, 2006.

No further cash payments will be payable by MST to the Company pursuant to the buyout until the prepayment credit, including accrued interest, is no longer deemed outstanding. In the event sufficient net sales or third-party financings of MSD do not materialize, the Company may not receive all payments due from MST for the purchase of its interests in MSD. As security for the payment obligation, the Company holds a security interest in the interests in MSD that have been purchased. MST may repay all or any part of the outstanding purchase price plus accrued interest at any time and from time to time without penalty.

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

When the company ceased to be a member of MSD, it became entitled to receive quarterly royalty payments from MSD of 3% of the net sales price on all products developed and sold by MSD using the patents licensed from the Company. During the three months ended June 30, 2006 and 2005, the Company received and recognized royalties of approximately $200,000 and $100,000, respectively.

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

During the three months ended June 30, 2006 and 2005, operating costs allocated to MSD by the Company in connection with shared personnel and facilities were approximately $27,000 and $200,000, respectively. The specific nature and amount of our allocations are being reviewed by MSD. At June 30, 2006 and March 31, 2006, other current assets include $800,000 and $820,000, respectively, for net amounts due from MSD for these allocated operating costs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2006 and for the three months ended June 30, 2006 and 2005 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended March 31, 2006 filed with the SEC.

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

The first clinical diagnostic system being developed by us is a clinical analyzer that builds on the M-SERIES instruments we sell in the biosecurity and life science markets. We believe that the clinical analyzer will provide results to a physician rapidly with the same levels of sensitivity, accuracy or consistency as a large instrument in a clinical reference laboratory or in a central laboratory, thereby permitting the physician to make a more timely decision regarding the patient’s course of treatment. Among the applications that we plan to develop is a proprietary approach for determining an individual’s personal immune status through unique diagnostic panels. We will seek approval from the Food and Drug Administration (FDA) for the clinical analyzer and other in vitro diagnostics products at the appropriate stage of their product development. There can be no assurance that such approval will be obtained.

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

We expect to incur additional operating losses as a result of our expenses for manufacturing, marketing and sales capabilities, research and product development, and general and administrative costs. Our ability to become profitable in the future will be affected by, among other things, our ability to expand the distribution and increase sales of existing products, upgrade and enhance the M-SERIES family of products, introduce new products into the market, generate higher revenue, develop marketing, sales and distribution capabilities cost-effectively, and continue collaborations originally established by IGEN or establish successful new collaborations with corporate partners to develop, manufacture, market and sell products that incorporate our technologies.

Results of Operations

Three months ended June 30, 2006 and 2005

Revenues. Total revenues for the quarter ended June 30, 2006 decreased to $4.1 million from $4.9 million in the corresponding period in the prior year. Our consolidated product sales were $3.6 million for the quarter ended June 30, 2006, a decrease of $1.0 million from $4.6 million in the corresponding period in the prior year. Royalty income increased to $500,000 for the quarter ended June 30, 2006 from $300,000 in the corresponding period in the prior year.

Sales of biosecurity products for the three months ended June 30, 2006 decreased to $1.5 million from $2.3 million in 2005. Sales of products for the life science market for the three months ended June 30, 2006 decreased to $2.1 million from $2.3 million in 2005. These changes in product sales reflect the change of orders and product deliveries which are based on customers’ requirements.

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

Operating Costs and Expenses. Product costs were $2.4 million (66% of total product sales) for the quarter ended June 30, 2006 compared to $2.0 million (45% of total product sales) in the corresponding prior year period. The current year increase includes approximately $100,000 of costs incurred in connection with detection module upgrades for certain existing customers. We may incur an additional cost of approximately $1.3 million related to these voluntary upgrades during the remainder of fiscal 2007 to enhance overall customer satisfaction. Product costs also increased due to higher service costs related to detection modules. Our future profit margin is subject to change due to a number of uncertainties relating to, among other things, the launch of new instrument systems.

Research and development expenses were $4.3 million for the quarter ended June 30, 2006, which represents a decrease of 10% from the prior year costs of $4.8 million. Research and development expenditures decreased in the current period due primarily to lower facilities and personnel costs. Research and development expenses primarily relate to ongoing development costs and product enhancements associated with vaccines, the M-SERIES family of products, development of new assays and research and development of new systems and technologies, including point-of-care products. We expect research and development costs to increase as product development and core research expand, including costs associated with our efforts in vaccines, developing clinical diagnostics and biosecurity testing products, and development of a proprietary approach for determining an individual’s personal immune status through unique diagnostic test panels.

We have expanded our business model to target the field of vaccines which will require substantial research and development expenditures. For example, we have entered into several license and option agreements for patent rights to unique vaccine candidates. Under these agreements, we are responsible for conducting or sponsoring the research and development of these vaccine candidates and may be required to make additional payments for license and milestone fees, including for initiating and completing human clinical trials and receiving regulatory approvals. Payments on these agreements totaled $456,000 and $247,000 in the three months ended June 30, 2006 and 2005, respectively.

Selling, general and administrative expenses were $6.2 million in the quarter ended June 30, 2006, which represents an increase of 9% over the prior year costs of $5.7 million. Our increase in selling, general and administrative costs in the quarter ended June 30, 2006 was primarily attributable to an increase in professional and outside service costs related to our continued compliance with Section 404 of the Sarbanes-Oxley Act of 2002, compensation expense associated with the implementation of SFAS 123R, and to fees incurred in conjunction with our review of Roche’s compliance with the restrictions in its license to our ECL technology.

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

Interest and Other Income / Expense. Interest and other income was $1.4 million and $900,000 in the quarters ended June 30, 2006 and 2005, respectively. Interest income includes approximately $500,000 and $400,000, respectively, from the accretion of income related to the note receivable from MSD. Other income includes approximately $200,000 of foreign currency gains for the three months ended June 30, 2006, compared to approximately $200,000 of foreign currency losses for the three months ended June 30, 2005.

Share-base Payments. In December 2004, the FASB issued SFAS No. 123R, a revision of SFAS 123, “Share-Based Payments.” SFAS 123R requires that companies recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments under APB 25, “Accounting for Stock Issued to Employees”. SFAS 123R is effective for the Company’s fiscal year beginning April 1, 2006. We have adopted SFAS 123R using the modified prospective transition method. Under this method, compensation expense is reflected in the financial statements beginning April 1, 2006 with no restatement of prior periods. As such, compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after April 1, 2006 as well as for the portion of awards previously granted that have not vested as of April 1, 2006. We have implemented the straight-line expense attribution method.

Prior to the adoption of SFAS No. 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the intrinsic value method, no employee stock-based compensation expense had been recognized in our Consolidated Statements of Operations for any period prior to our adoption of SFAS No. 123R on April 1, 2006, as the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

During the three months ended June 30, 2006, we recorded pre-tax share-based compensation expense associated with our 2003 Stock Incentive Plan of $137,000, including $4,000 to product costs, $9,000 to research and development, and $124,000 to selling, general and administrative costs.

Net Loss. The net loss for the quarter ended June 30, 2006 was $7.4 million ($0.27 per common share), compared to a net loss of $6.7 million ($0.25 per common share) in the corresponding prior year period. The increase in the net loss is primarily caused by a decrease in revenue that was not fully offset by decreased operating expenses.

Liquidity and Capital Resources

	June 30, 2006	March 31, 2006
Cash, cash equivalents and short-term investments	$61,492	$69,631
Working capital	65,156	72,184

	Three Months Ended
	June 30, 2006	June 30, 2005
Cash provided by(used in):
Operating activities	$(8,013)	$(8,233)
Investing activities	15,586	(2,180)
Financing activities	-	-
Capital expenditures (including in investing activities above)	(158)	(182)

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

We believe that the potential payment to us for out-of-field sales may be material to our financial position, results of operations and cash flows. Based on its 2005 Annual Report, Roche reported ECL (Elecsys) product sales for the year ending December 31, 2005 of CHF 989 million. For each 1% of Roche’s total sales that were out-of-field during 2005, as determined by the field monitor, there would be approximately a $5.3 million positive impact on our financial position, results of operations and cash flows (using the currency conversion rate of Swiss Francs to U.S. Dollars at August 4, 2006 of 0.8191). Actual differences in the amount of Roche ECL (Elecsys) sales or placements or in the currency rates used would change this amount.

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

Product development for our clinical diagnostic and vaccine products are at an early development stage. Product development is subject to a number of technical and commercial uncertainties and in part depends upon our ability to enter into new collaborative arrangements. Accordingly, the business plan for our clinical diagnostic and vaccine products, including immunodiagnostic and PCR technology-based products, is evolving and does not have definitive product introduction timelines or budgets and we have not yet determined the additional funding, personnel, facilities, equipment or technology that may be required to implement our plans.

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

Cash Used in Operating Activities

Net cash used for operations was $8.0 million and $8.2 million during the three months ended June 30, 2006 and 2005, respectively. The decrease in cash used for operations in the current period resulted primarily from a higher net loss, partially offset by lower non-cash adjustments, and further decreased by lower working capital requirements in the current period. The non-cash adjustments for the three months ended June 30, 2006 were primarily due to depreciation and amortization and the accretion of interest income.

Cash Provided by or Used in Investing Activities

We used approximately $200,000 of cash for the acquisition of equipment and leasehold improvements during each of the three months ended June 30, 2006 and 2005. During the three months ended June 30, 2006 and 2005, we purchased short-term investments of $20.0 million and $10.0 million, respectively, and we received proceeds of $35.7 million and $8.0 million, respectively, from the sale and maturity of short-term investments.

Cash Used in Financing Activities

During the three months ended June 30, 2006, we declared dividends with respect to shares of series B preferred stock of $22,000, which were paid subsequent to June 30, 2006. During the three months ended June 30, 2005 we declared and paid dividends of $57.

MSD

The MSD joint venture agreement expired upon completion of the merger. As a result, MSD and MST had the option to purchase our interests in MSD and pursuant to the settlement, MSD or MST agreed to purchase, and we agreed to sell, our entire interest in MSD. The purchase of our interests was completed by MST on December 13, 2004.

MST is required to pay us the outstanding purchase price over time in installments equal to the sum of 5% of MSD net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of our interests in MSD. As part of the settlement, we received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MSD to us for the purchase price in the form of a credit against amounts we agreed to pay MSD pursuant to the settlement. No further cash payments will be payable by MSD to us pursuant to the buyout until the prepayment credit, which has a balance of $900,000 at June 30, 2006, is no longer deemed outstanding.

Upon the sale of our interests in MSD, we recorded a discounted note receivable of $4.5 million that had a balance at June 30, 2006 of approximately $5.9 million, which represented the net present value of future payments that we expect to realize from the sale of our interests in MSD. Calculating the net present value of future payments that we expect to realize from MSD as payment for the purchase price, requires assumptions about MSD, which are assessed and updated periodically, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the balance sheet at June 30, 2006. We expect that MSD will require substantial additional funding for its ongoing operations. If MSD is not able to obtain this funding, or in the event sufficient net sales or third-party financings of MSD do not materialize, we may not receive all payments due from MST for the purchase of our interests in MSD.

For a more complete description of the sale of our MSD interests and the MSD agreements, see “Part I — ITEM 1, Condensed Consolidated Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4”.

During the three months ended June 30, 2006 and 2005, operating costs allocated to MSD by us in connection with shared personnel and facilities totaled $27,000 and $200,000, respectively. The specific nature and amount of our allocations are being reviewed by MSD.

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

As of June 30, 2006, our material future obligations were as follows (in thousands):

	Operating	Sponsored
Years Ended March 31,	Leases	Research	Total
2007	$3,164	$479	$3,643
2008	4,208	228	4,436
2009	4,122	196	4,318
2010	3,531	98	3,629
2011	1,734	-	1,734
2012 and thereafter	5,401	-	5,401
	22,160	1,001	23,161
Less: sublease income	(4,532)	-	(4,532)
Total	$17,628	$1,001	$18,629

Under vaccine license agreements, we are responsible for conducting or sponsoring the research and development of vaccine candidates and may be required to make additional payments for patent costs, milestone fees, including for initiating and completing human clinical trials and receiving regulatory approvals, and royalties on future sales.

As of June 30, 2006, we had no off-balance sheet arrangements, as defined by SEC Regulation S-K, Item 303 (a) (4).

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

Share-based Payments - In December 2004, the FASB issued SFAS No. 123R, a revision of SFAS 123, “Share-Based Payments.” SFAS 123R requires that companies recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments under APB 25, “Accounting for Stock Issued to Employees”. SFAS 123R is effective for the Company’s fiscal year beginning April 1, 2006. We have adopted SFAS 123R using the modified prospective transition method. Under this method, compensation expense is reflected in the financial statements beginning April 1, 2006 with no restatement of prior periods. As such, compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after April 1, 2006 as well as for the portion of awards previously granted that have not vested as of April 1, 2006. We have implemented the straight-line expense attribution method.

The fair value of stock option grants during the three months ended June 30, 2006 were estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	55%
Risk-free interest rate	5.08%
Expected option term (in years)	7.5

Expected volatility is based primarily upon our historical volatility. The expected term of options granted is derived from assumed exercise rates based on historical exercise patterns, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate used is determined by the market yield curve based upon the risk-free interest rates established by the Federal Reserve, or non-coupon bonds that have maturities equal to the expected term. The dividend yield is based upon the fact that we have not historically granted cash dividends on our common stock, and do not expect to issue dividends in the foreseeable future. Stock options granted prior to April 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123 – Accounting for Stock-based Compensation. Alternative estimates and judgments could yield materially different results.

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

We recorded a discounted note receivable which had an original balance of $4.5 million. This note receivable has a balance of approximately $5.9 million at June 30, 2006, which represents the net present value of future payments that we expect to realize from the sale of our interests in MSD. We accrete to fair value using the effective interest method. Calculating the net present value of future payments that we expect to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the consolidated balance sheet at June 30, 2006.

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

New Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement No. 109” (FIN 48), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of these tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. While we are currently evaluating FIN 48, this pronouncement is not currently expected to have a significant impact on our results of operations and financial condition.

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

Our balance sheet at June 30, 2006 had cash, cash equivalents and short-term investments of $61.5 million, which is approximately 63% of total assets. We invest excess cash in accordance with a policy approved by our Board of Directors. The policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on our investments by terms and concentrations by type and issuer. We invest our excess cash in money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less. At June 30, 2006, we had invested $24.2 million in securities of the U.S. government, municipal bonds, and U.S. corporate debt, which were recorded as short-term investments.

Our invested cash is sensitive to changes in interest rates. Based on our cash, cash equivalents and short-term investments balance at June 30, 2006, a 1% movement in interest rates would have an approximately $600,000 impact on our annual interest income and annual net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risks Relating to Us and Our Business

OUR BUSINESS HAS A HISTORY OF LOSSES AND WE EXPECT TO HAVE FUTURE LOSSES AND NEGATIVE CASH FLOW.

We incurred net losses of $27.9 million, $77.6 million and $93.3 million for the years ended March 31, 2006, 2005 and 2004, respectively, and a net loss of $7.4 million for the three months ended June 30, 2006. We expect to continue to incur operating losses and negative cash flow as a result of our expenses for manufacturing, marketing and sales capabilities, research and product development, and general and administrative costs.

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

We have recorded a net book value for the PCR licenses of $14.9 million at June 30, 2006. If we are unable to successfully develop any products using PCR technology because such PCR technology has become obsolete or the future cash flows attributable to products using PCR technology are insufficient to realize the remaining carrying value of the license, we would be required to write-off the remaining net book value or record an impairment of the value of the PCR license. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.

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

•	our competitors’ introduction of new products, which may affect the purchase decision of or timing of orders by our customers and prospective customers while the competitors’ product is assessed;

•	the amount of expenses we incur in connection with the operation of our business, including:

•	research and development costs, which increase or decrease based on the products in development;

•	sales and marketing costs, which are based on product launches or promotions and sales incentives that might be in effect from time to time; and

•	expenses associated with share-based compensation arrangements, including employee stock options;

•	the amount that we may record related to the potential impairment of the license to use PCR technology;

•	amounts received from MSD or MST as payment for allocated operating costs, the purchase of our interests in MSD and the related accretion of income on the note receivable from MST;

•	unexpected termination of government contracts or orders, which could result in decreased sales and increased costs due to excess capacity, inventory, personnel and other expenses; and

•	additional costs which we may incur as we explore new healthcare opportunities, including costs for acquisitions of technologies, facilities and personnel.

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

MST HAS PURCHASED OUR INTERESTS IN MSD BUT THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE FULL PURCHASE PRICE.

MST purchased our entire interest in MSD and is required to pay us the outstanding purchase price over time, plus simple (cumulated, not compounded) interest at the fixed annual rate of 5.5%. The purchase price is payable over time in installments equal to the sum of 5% of MSD net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of our interests in MSD. We received a prepayment credit of $2.0 million against our payment obligations to MSD in connection with the settlement, and therefore the initial installment payments are being applied against this credit and not paid to us in cash. No further cash payments will be payable to us pursuant to the buyout until the prepayment credit, which has a balance of $900,000 at June 30, 2006, is no longer deemed outstanding.

Because the purchase price is payable only out of a percentage of MSD’s net sales or future financings, our receipt of the purchase price is dependent on MSD’s future performance. In the event sufficient future net sales of MSD or third-party financings do not materialize, we may not receive the full purchase price for our interests in MSD.

We have recorded the net present value of the receivable due to us from the sale of our interests in MSD in the amount of $5.9 million at June 30, 2006. If we do not receive the full purchase price over time, from the sale of our interests in MSD, we would be required to write off the remaining net present value or record an impairment of the value of the receivable. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.

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

Our success or failure will also depend, in part, on the patent rights and technology of others, including patents and technology being licensed to us from affiliates of Roche. We have been licensed by affiliates of Roche to exploit certain improvements from Roche Diagnostics and certain PCR technology, subject to certain limitations. Although the terms of the improvements license agreement and the PCR license agreements were negotiated in an effort to minimize the areas of potential future disputes, there are no assurances that we and Roche will continue to agree on the scope, permitted use and other material terms of the improvements license agreement or the PCR license agreements. Future disputes with Roche over the scope, permitted use, obligations owed and other material terms of the improvements license agreement or the PCR license agreements, such as disputes over the field, types of products that we are permitted to develop and sell, or other obligations may lead to lengthy and costly legal proceedings, or could interfere with or preclude us from proceeding with one or more development programs, whether conducted independently or through a collaborative arrangement. In addition, third parties may object to the scope, permitted use and other material terms of one or more of the licenses granted to us by certain Roche affiliates.

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

The U.S. government can terminate, suspend or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination or suspension for convenience could result in our having excess capacity, inventory, personnel, unreimbursable expenses or charges, or other adverse effects on our financial condition. A termination arising out of our default could expose us to claims for damages and may have a material adverse effect on our ability to compete for future U.S. government contracts and orders.

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

WE ARE SUBJECT TO COMPREHENSIVE GOVERNMENT REGULATION, WHICH MAY INVOLVE SIGNIFICANT COSTS AND MAY RESTRICT OUR ABILITY TO CONDUCT BUSINESS.

We expect that certain of our future products will be subject to continuing FDA requirements, including compliance with the FDA’s Good Manufacturing Practices and the FDA’s medical device reporting regulations. We expect that we may need to spend a substantial amount of money to comply on an ongoing basis with government regulations. Government agencies, such as the FDA, Department of Homeland Security, Department of Commerce and the Environmental Protection Agency regulate many of our products as well as products that we plan to develop, manufacture, market and sell, including products for the clinical diagnostics, biosecurity and industrial markets. The costs of complying with governmental regulations and any restrictions that government agencies might impose could have a significant impact on our business. If we increase our manufacturing and expand our product offerings, these costs will increase.

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

Our biosecurity products are subject to stringent Federal, state, local and foreign laws, regulations and policies governing their manufacture, storage, sale, distribution and export. In addition, the U.S. government has adopted, and is expected to continue to adopt laws, regulations and rules governing the research, development, procurement and handling of pathogens that may be used in a bioterrorist attack or other agents that may cause a public health emergency and to permit government inspection and oversight of facilities engaged in the research, development, manufacture or sale of select agents. Under several statutes recently enacted, the Department of Homeland Security, FDA, Department of Commerce and various other regulatory authorities have been charged with establishing and implementing programs designed to enhance the security of food and water supplies, as well as the environment, from terrorist attacks. These legislative initiatives include recordkeeping, registration, notification, import, export, manufacturing and various other compliance measures. This is a rapidly evolving regulatory landscape and many of the possible rules and regulations have not yet been proposed or adopted. We may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may have a material adverse effect upon our ability to do business. In addition, the DOD or other government agencies may require additional security measures to be implemented at our facility, which could cause us to incur substantial additional costs.

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

Our executive officers and directors, in the aggregate, own approximately 25% of the outstanding shares of our common stock. Our chairman and chief executive officer owns approximately 19% of the outstanding shares of our common stock. As a result, certain of our executive officers or directors may have significant influence over the election of directors and may be able to significantly influence the outcome of proposed corporate actions supported or opposed by other stockholders. In addition, as a result of their stockholdings, certain of our executive officers and directors could have significant influence over the outcome of potential transactions, including any acquisition transactions, that may be supported or opposed by other stockholders.

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

BioVeris Corporation

Date: August 9, 2006	/s/ Samuel J. Wohlstadter
Samuel J. Wohlstadter
Chief Executive Officer
(On behalf of the Registrant and as Its Principal Executive Officer)

Date: August 9, 2006	/s/ George V. Migausky
George V. Migausky
Vice President of Finance Chief Financial Officer
(On behalf of the Registrant and as Its Principal Financial Officer)