Form 10-Q
period 2006-09-30
BIOVERIS CORP
filed 2006-11-06
CIK 1264899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________________

FORM 10-Q

__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

27,241,302 shares of common stock, par value $0.001, issued and outstanding at October 30, 2006

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

BIOVERIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)
	September 30, 2006	March 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,145	$29,693
Short-term investments	21,123	39,938
Accounts receivable, net	4,123	3,360
Note receivable- current	1,286	1,230
Inventory, net	6,538	5,429
Other current assets	2,554	2,508
Total current assets	67,769	82,158

Equipment and leasehold improvements, net	3,397	3,456

OTHER NONCURRENT ASSETS:
Note receivable, net	4,743	4,436
Technology licenses	14,381	15,356
Other	447	447
TOTAL ASSETS	$90,737	$105,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,594	$5,362
Accrued wages and benefits	1,384	1,862
Other current liabilities	1,336	1,520
Total current liabilities	7,314	8,744

NONCURRENT DEFERRED LIABILITIES	569	546
Total liabilities	7,883	9,290

SERIES B PREFERRED STOCK, 1,000 shares designated, issued and outstanding	7,500	7,500

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized, issuable in series:
Series A, 600,000 shares designated, none issued	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized,
27,239,000 and 27,238,000 shares issued and outstanding
at September 30, 2006 and March 31, 2006, respectively	27	27
Additional paid-in capital	204,934	205,997
Deferred compensation	-	(1,688)
Accumulated other comprehensive loss	(17)	(128)
Accumulated deficit	(129,590)	(115,145)
Total stockholders' equity	75,354	89,063
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,737	$105,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOVERIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Product sales	$ 4,969	$ 5,789	$ 8,559	$ 10,369
Royalty income	517	360	1,015	670
Total	5,486	6,149	9,574	11,039

OPERATING COSTS AND EXPENSES:
Product costs	3,404	2,118	5,788	4,166
Research and development	4,332	4,249	8,594	9,014
Selling, general, and administrative	6,017	6,897	12,219	12,578
Total	13,753	13,264	26,601	25,758

LOSS FROM OPERATIONS	(8,267)	(7,115)	(17,027)	(14,719)

INTEREST INCOME	1,255	1,250	2,456	2,568
OTHER, NET	(16)	(638)	171	(1,020)

NET LOSS	$ (7,028)	$ (6,503)	$ (14,400)	$ (13,171)

Net loss per common share (basic and diluted)	$ (0.26)	$ (0.24)	$ (0.54)	$ (0.49)

COMMON SHARES OUTSTANDING (basic and diluted)	26,929	26,808	26,905	26,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOVERIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(14,400)	$(13,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,850	1,992
Loss on disposal of equipment	57	266
Accretion of interest on note receivable	(1,102)	(807)
Amortization of premium on short-term investments	22	-
Stock-based compensation	615	526
Changes in assets and liabilities:
Increase in accounts receivable	(763)	(1,596)
(Increase) decrease in inventory	(1,520)	242
Decrease in other current assets	261	122
Increase in other non-current assets	(307)	(30)
Decrease in accounts payable and accrued expenses	(737)	(400)
(Decrease) increase in accrued wages and benefits	(478)	152
Increase (decrease) in other liabilities	547	(489)
Net cash used in operating activities	(15,955)	(13,193)

INVESTING ACTIVITIES:
Expenditures for equipment and leasehold improvements	(462)	(419)
Purchases of short-term investments	(19,994)	(15,215)
Sales and maturities of short-term investments	38,898	15,122
Net cash provided by (used in) investing activities	18,442	(512)

FINANCING ACTIVITY:
Payment of dividends	(45)	(8)
Issuance of common stock	10	-
Net cash used in financing activities	(35)	(8)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,452	(13,713)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,693	41,739
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,145	$28,026

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Transfer of inventory into fixed assets	$411	$-

Issuance of restricted common stock	$-	$2,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

BioVeris Corporation (the Company) is a global healthcare and biosecurity company developing proprietary technologies in diagnostics and vaccinology. The Company is dedicated to the commercialization of innovative products and services for healthcare providers, their patients and their communities.

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

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary for a fair presentation of the results of operations and cash flows for the three and six month periods ended September 30, 2006 and 2005, and the Company’s financial position at September 30, 2006. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Short-Term Investments – Short-term investments consist primarily of corporate, federal and municipal debt-securities that are classified as “available-for-sale.” The Company invests its excess cash in accordance with a policy approved by the Company’s Board of Directors. This policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on the Company’s investment by terms and concentrations by type and issuer. These “available-for-sale” securities are accounted for at their fair market value and unrealized gains and losses on these securities, if any, are included in accumulated other comprehensive gain or loss in stockholders’ equity. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which are included in results of operations as generated. For the three and six months ended September 30, 2006 and 2005, the Company did not have any realized gains or losses.

The following is a summary of the Company’s “available-for-sale” marketable securities as of September 30, 2006 and March 31, 2006:

	September 30, 2006
	(in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$2,500	$-	$-	$2,500
U.S. government agencies	5,000	-	(24)	4,976
U.S. corporate debt	4,503	-	-	4,503
Asset-backed securities	9,137	7	-	9,144
	$21,140	$7	$(24)	$21,123

	March 31, 2006
	(in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$5,000	$-	$-	$5,000
U.S. government agencies	15,000	-	(84)	14,916
U.S. corporate debt	20,066	-	(44)	20,022
	$40,066	$-	$(128)	$39,938

Concentration of Credit Risk – The Company places its cash and cash equivalents and short-term investments with highly rated financial institutions. At September 30, 2006 and March 31, 2006, the Company had $52.9 million and $69.2 million, respectively, of cash and cash equivalents and short-term investments in excess of federally insured limits. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits. During each of the three months ended September 30, 2006 and 2005, agencies of the U.S. government accounted for 36% of total revenues. During the six months ended September 30, 2006 and 2005, agencies of the U.S. government accounted for 33% and 35% of total revenues, respectively. As of September 30, 2006 and March 31, 2006, agencies of the U.S. government accounted for 46% and 43% of accounts receivable, respectively.

Allowance for Doubtful Accounts – The Company maintains reserves on customer accounts where estimated losses may result from the inability of its customers to make required payments. These reserves are determined based on a number of factors, including the current financial condition of specific customers, the age of accounts receivable balances and historical loss rates. Amounts later determined and specifically identified to be uncollectible are charged or written-off against the reserve. Historically, the Company has not experienced significant credit losses related to an individual customer or group of customers and estimated losses have been within the Company’s expectation. Allowance for doubtful accounts was $98,000 and $253,000 at September 30, 2006 and March 31, 2006, respectively.

Inventory – Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following:

	September 30, 2006	March 31, 2006
	(in thousands)
Finished Goods	$1,884	$2,058
Work in process	1,294	865
Raw materials	3,360	2,506
Total	$6,538	$5,429

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

	September 30, 2006	March 31, 2006
	(in thousands)
Lab instruments and equipment	$8,059	$7,579
Office furniture and equipment	4,772	4,659
Leasehold improvements	4,239	4,194
	17,070	16,432
Accumulated depreciation and amortization	(13,673)	(12,976)
Total	$3,397	$3,456

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

These PCR licenses are being amortized over an estimated useful life of ten years, which is based upon a consideration of the range of patent lives and the weighted average remaining life of the most important underlying patents, as well as a consideration of technological obsolescence and product life cycles. Amortization expense was $488,000 for each of the three months ended September 30, 2006 and 2005, and $975,000 for each of the six months ended September 30, 2006 and 2005. Accumulated amortization was $5.1 million and $4.1 million at September 30, 2006 and March 31, 2006, respectively. Amortization expense is expected to approximate $2.0 million for each year through March 31, 2014.

Evaluation of Long-lived Assets – The Company evaluates the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In evaluating the recoverability of an asset, management’s policy is to compare the carrying amount of an asset with the projected undiscounted future cash flow. An impairment loss is measured and recorded based on discounted estimated future cash flows. Management believes that no impairment of these assets exists as of September 30, 2006.

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

The following is a reconciliation of the Company’s general product warranty reserve (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance, beginning of period	$330	$287	$390	$366
Provisions recorded	164	118	251	129
Actual costs incurred	(173)	(135)	(320)	(225)
Balance, end of period	$321	$270	$321	$270

The following is a reconciliation of the Company’s deferred revenue related to extended warranty contracts and includes a summary of the revenue and cost components associated with extended warranties (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance, beginning of period	$747	$650	$670	$621
Extended warranties issued	339	274	697	596
Amortization of extended warranties	(317)	(260)	(598)	(553)
Costs incurred during the period	698	246	1,074	484
Settlement during the period of costs incurred	(698)	(246)	(1,074)	(484)
Balance, end of period	$769	$664	$769	$664

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate their fair value due to their short maturities.

Comprehensive Loss- Comprehensive loss is comprised of net loss and other items of comprehensive loss. The Company’s comprehensive loss for the three months ended September 30, 2006 and 2005 was $7.0 million and $6.7 million, respectively. The Company’s comprehensive loss for the six months ended September 30, 2006 and 2005 was $14.3 million and $13.5 million, respectively. For the three months ended September 30, 2006, other comprehensive income was $30,000 and for the three months ended September 30, 2005, other comprehensive loss was $223,000. For the six months ended September 30, 2006 and 2005, other comprehensive income was $111,000 and other comprehensive loss was $346,000, respectively. Other comprehensive income or loss includes unrealized gains and losses on “available-for-sale” securities that are excluded from net loss.

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

Royalty income is recorded as revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” The revenue is recorded on the accrual basis in accordance with contract terms when third party results are reliably measurable and collectibility is probable.

Revenue from services performed under contracts is recognized when obligations under the contract have been satisfied. The satisfaction of obligations may occur over the term of the underlying customer contract, if the contract is based on the achievement of certain milestones, or may occur at the end of the underlying customer contract, if based only upon delivery of the final work product.

Research and Development - Research and development costs are expensed as incurred and are comprised of costs incurred in performing research and development activities including salaries, benefits, facilities costs, overhead costs, contract services and other outside costs. The Company has entered into several license and option agreements providing patent rights to certain technology under which the Company is responsible for conducting or sponsoring the research and for which it paid approximately $300,000 and $400,000 during the three months ended September 30, 2006 and 2005, respectively. During each of the six months ended September 30, 2006 and 2005, the Company paid approximately $800,000. These amounts are included as research and development costs.

Foreign Currency - Gains and losses from foreign currency transactions such as those resulting from the settlement of foreign receivables or payables, are included in the results of operations as incurred. These amounts were not material during the three and six months ended September 30, 2006 and 2005.

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

Share-based Payments – Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, a revision of SFAS 123, “Share-Based Payments,” which requires that companies recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option model. See Note 3 for a further discussion on accounting for share-based payments.

Loss Per Share - The Company uses SFAS No. 128 “Earnings per Share” for the calculation of basic and diluted loss per share. For each of the three and six months ended September 30, 2006 and 2005, the Company incurred a net loss; therefore, net loss per common share does not reflect the potential dilution that could occur to common shares related to outstanding stock options and it did not assume the exercise of outstanding options because to do so would have been anti-dilutive.

New Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of these tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. While the Company is evaluating FIN 48, this pronouncement is not expected to have a significant impact on the Company’s results of operations and financial condition.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FAS 157), which addresses how companies should measure the fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States of America. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company will be required to adopt FAS 157 for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is assessing FAS 157 to determine if it will have a material impact on the Company’s results of operations and financial condition.

In September 2006, the Staff of the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years beginning after November 15, 2006. While the Company is assessing the requirements of SAB 108, its adoption is not expected to have a significant effect on its financial statements.

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

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no employee stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations for any period prior to its adoption of SFAS No. 123R on April 1, 2006, as the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

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

The Stock Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, restricted stock awards and other share-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock of the Company and the grant of stock appreciation rights. Incentive stock options may only be granted to employees of the Company and its subsidiaries. The Stock Plan also provides that on the day following each annual meeting of the Company’s stockholders, each non-employee director will receive an automatic grant of options to purchase 4,000 shares of the Company’s common stock. In addition, any person who is appointed or elected as a non-employee director at any other time will receive an automatic grant of options to purchase 4,000 shares of the

Company’s common stock on the date of such appointment or election. Each grant will have an exercise price equal to fair market value on the date of grant and will vest in full on the first anniversary of the grant date.

Adoption of SFAS 123R – Share-based compensation expense recognized during the three and six months ended September 30, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recorded share-based compensation expense during the three and six months ended September 30, 2006, associated with its Stock Plan as follows (in thousands):

	Three months Ended September 30, 2006	Six months Ended September 30, 2006
Product costs	$9	$13
Research and development	13	22
Selling, general, and administrative	179	303
Total	$201	$338

Effect on net loss per common share (basic and diluted)	$0.01	$0.01

As of September 30, 2006, total compensation cost related to non-vested stock options not yet recognized was $2.3 million, which is expected to be allocated to expense and production costs over a weighted-average period of 3.48 years.

Pro-forma Information for Period Prior to Adoption of SFAS 123R : The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions to share-based employee compensation during the three and six months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net loss, as reported	$(6,503)	$(13,171)

Deduct: Total stock-based employee compensation expense determined under fair value method	(88)	(151)
Pro-forma net loss	$(6,591)	$(13,322)

Loss per share:
Basic and diluted loss per common share – as reported	$(0.24)	$(0.49)
Basic and diluted loss per common share – pro forma	$(0.25)	$(0.50)

The pro-forma net loss and pro-forma net loss per share disclosed above is not representative of the effects on net loss and net loss per share on a pro-forma basis in future periods, as future periods may include grants by the Company of options for the Company’s common stock.

The fair value of the Company’s options for the three and six months ended September 30, 2005 was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The assumptions used are as follows:

Three and Six Months Ended September 30, 2005
Expected dividend yield	0.00%
Expected stock price volatility	74%
Risk-free interest rate	3.97%
Expected option term (in years)	3-5

Stock Option Activity – Activity during the six month period ended September 30, 2006 related to options under the Stock Plan was as follows:

		Average	Remaining	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at March 31, 2006	458,000	$5.87
Granted	452,000	$7.75
Exercised	(2,333)	$4.40
Cancelled/forfeited	(9,667)	$6.76
Outstanding at September 30, 2006	898,000	$6.81	9.17	$2,313,000

Options exercisable at September 30, 2006	222,743	$6.51		$642,000
Options available for future grant at September 30, 2006	3,887,648

There were no options that expired during the three and six months ended September 30, 2006.

Summary information about the Company’s stock options outstanding at September 30, 2006 is as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Total Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Total Intrinsic Value
$4.33-$6.62	437,900	8.73	$5.23		194,643	$5.33
$7.84-$11.85	440,000	9.69	$7.98		8,000	$11.85
$15.80	20,100	7.51	$15.80		20,100	$15.80

Total	898,000	9.17	$6.81	$2,313,000	222,743	$6.51	$642,000

The fair value of the Company’s options for the three and six months ended September 30, 2006 was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used are as follows:

	Three Months Ended September 30, 2006	Six Months Ended September 30 , 2006
Expected dividend yield	0%	0%
Expected stock price volatility	62%	55%
Risk-free interest rate	4.72%	5.06%
Expected option term (in years)	5.5	7.5

Based on this calculation, the weighted average fair value of options granted during the three and six months ended September 30, 2006 was $5.59 and $4.90, respectively.

Expected volatility is based primarily upon historical stock prices obtained from comparable publicly traded companies and used to calculate the expected volatility rate based on the expected term of the equity awards. The expected term is based on the “simplified” method allowed under SAB 107 due to the limited history of employee stock options granted by the Company. This method calculates the term based on the vesting and contractual terms of the equity awards. The risk-free interest rate used is determined by the market yield curve based upon the risk-free interest rates established by the Federal Reserve, or non-coupon bonds that have maturities equal to the expected term. The dividend yield is based upon the fact that the Company has not historically granted cash dividends on its common stock, and does not expect to issue dividends in the foreseeable future. Stock options granted prior to April 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123 – “Accounting for Stock-based Compensation.”

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

Activity during the six month period ended September 30, 2006 related to the restricted stock is as follows:

Non-vested shares at March 31, 2006	366,293
Granted	-
Vested	(73,103)
Forfeited	-
Non-vested shares at September 30, 2006	293,190

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

Upon closing of the sale of the Company’s interests in MSD, the total purchase price balance was approximately $10.3 million (net of the $2.0 million prepayment by MSD). The Company recorded a discounted note receivable which had an original balance of $4.5 million. This note receivable had a balance of approximately $6.0 million at September 30, 2006, including approximately $1.3 million classified as other current assets, which represents the net present value of future payments that the Company expects to realize from the sale of its interests in MSD. The note receivable will be accreted to fair value using the effective interest method over the term of the expected payments on the note. Accretion recorded as a component of interest income during the three months ended September 30, 2006 and 2005 was approximately $600,000 and $400,000, respectively, and accretion recorded as a component of interest income during the six months ended September 30, 2006 and 2005 was approximately $1.1 million and $800,000, respectively. Calculating the net present value of future payments that the

Company expects to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, which are assessed and updated periodically, the net present value of future payments received by the Company could differ from the amount reflected on the balance sheet at September 30, 2006.

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

As part of the settlement, the Company received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MST to the Company for the purchase price in the form of a credit against amounts the Company agreed to pay MSD pursuant to the settlement. This prepayment was recorded as a deferred liability on the Company’s balance sheet. The amount of the prepayment credit outstanding from time to time will bear simple interest (cumulated, not compounded) at the fixed annual rate of 0.5% over the prime rate, or 5.0%, in effect on the date that MST purchased the Company’s interests in MSD. The amount of the prepayment credit that is outstanding was approximately $500,000 and $1.2 million at September 30, 2006 and March 31, 2006, respectively.

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

When the Company ceased to be a member of MSD, it became entitled to receive quarterly royalty payments from MSD of 3% of the net sales price on all products developed and sold by MSD using the patents licensed from the Company. During the three months ended September 30, 2006 and 2005, the Company received and recognized royalties of approximately $200,000 and $100,000, respectively, and during the six months ended September 30, 2006 and 2005, the Company received and recognized royalties of approximately $400,000 and $200,000, respectively.

Transitional services and subleases

When the MSD joint venture agreement expired, the Company was no longer required to provide research personnel and corporate services to MSD. The Company has continued to provide limited corporate services to MSD on a transitional basis at MSD’s expense. The Company bills MSD for the cost of these services on a periodic basis.

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

During the three months ended September 30, 2006 and 2005, operating costs allocated to MSD by the Company in connection with shared facilities were approximately $20,000 and $200,000, respectively, and during the six months ended September 30, 2006 and 2005, operating costs allocated to MSD by the Company in connection with shared facilities were approximately $46,000 and $400,000, respectively. The specific nature and amount of our allocations are being reviewed by MSD. At September 30, 2006 and March 31, 2006, other current assets include approximately $700,000 and $800,000, respectively, for net amounts due from MSD for these allocated operating costs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2006 and for the three and six months ended September 30, 2006 and 2005 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended March 31, 2006 filed with the SEC.

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

We are also selling two types of M-SERIES instruments for life science research to pharmaceutical and biotechnology researchers, as well as to scientists at academic and government research institutions. Immunogenicity testing is performed by pharmaceutical and biotechnology companies in order to characterize the ability of protein-based therapeutics to stimulate an immune response. Antibodies that result from an immune response to a protein-based drug can reduce its efficacy and cause significant side effects, such as allergic reactions. Because of serious side effects that have been reported over the last few years, it has become increasingly necessary to determine if an immune response to protein-based drugs develops in patients by screening for the presence of antibodies, confirming their specificity, characterizing the type of antibodies present and determining whether they interfere with binding events. Immunogenicity testing is done during pre-clinical studies and may continue through the clinical trials required for regulatory approval. In some cases, the FDA requires additional testing after a drug has been approved. We believe our M-SERIES product line for the life science market is ideally suited to perform immunogenicity testing by measuring low affinity antibodies with high sensitivity, all in the presence of the highly concentrated drug.

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

Results of Operations

Three and six months ended September 30, 2006 and 2005

Revenues. Total revenues for the quarter ended September 30, 2006 decreased to $5.5 million from $6.1 million in the corresponding period in the prior year. Total revenues for the six months ended September 30, 2006 decreased to $9.6 million from $11.0 million in the corresponding period in the prior year. Our consolidated product sales were $5.0 million for the quarter ended September 30, 2006, a decrease of $800,000 from $5.8 million in the corresponding period in the prior year. Consolidated product sales were $8.6 million for the six months ended September 30, 2006, a decrease of $1.8 million from $10.4 million in the corresponding period in the prior year. Royalty income increased to $500,000 for the quarter ended September 30, 2006 from $400,000 in the corresponding period in the prior year, and increased to $1.0 million for the six months ended September 30, 2006 from $700,000 in the corresponding period in the prior year.

Sales of biosecurity products for the three and six months ended September 30, 2006 were $2.1 million and $3.6 million, respectively, a decrease of $800,000 and $1.6 million from each of the respective prior year periods. Sales of products for the life science market for the three and six months ended September 30, 2006 were $2.9 million and $5.0 million, respectively, compared to $2.9 million and $5.2 million in the respective prior year periods. These changes in product sales reflect the change of orders and product deliveries which are based on customers’ requirements.

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

Operating Costs and Expenses. Product costs were $3.4 million (69% of total product sales) for the quarter ended September 30, 2006 compared to $2.1 million (37% of total product sales) in the corresponding prior year period. Product costs were $5.8 million (68% of total product sales) for the six months ended September 30, 2006 compared to $4.2 million (40% of total product sales) in the corresponding prior year period. The current year increase includes approximately $400,000 and $500,000 of costs incurred during the three and six month periods, respectively, in connection with detection module upgrades for certain existing customers. We may incur an additional cost of approximately $1.2 million related to these voluntary upgrades during the remainder of fiscal 2007 to enhance overall customer satisfaction. Product costs also increased due to higher service costs related to instrumentation. Our future profit margin is subject to change due to a number of uncertainties relating to, among other things, the launch of new instrument systems.

Research and development expenses were $4.3 million for the quarter ended September 30, 2006, which represents an increase of $100,000 from the prior year costs of $4.2 million. Research and development expenses were $8.6 million for the six months ended September 30, 2006, which represents a decrease of $400,000 from the prior year costs of $9.0 million. Research and development expenditures decreased in the current six month period due primarily to lower facilities and personnel costs. Research and development expenses primarily relate to ongoing development costs and product enhancements associated with vaccines, the M-SERIES family of products, development of new assays and research and development of new systems and technologies, including point-of-care products. We expect research and development costs to increase as product development and core research expand, including costs associated with our efforts in vaccines, developing clinical diagnostics and biosecurity testing products, and development of a proprietary approach for determining an individual’s personal immune status through unique diagnostic test panels.

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

Selling, general and administrative expenses were $6.0 million in the quarter ended September 30, 2006, which represents a decrease of $900,000 from the prior year costs of $6.9 million. Selling, general and administrative expenses were $12.2 million in the six months ended September 30, 2006, which represents a decrease of $400,000 from the prior year costs of $12.6 million. Our decrease in selling, general and administrative costs in the quarter and six months ended September 30, 2006 is primarily attributable to a decrease in personnel costs and professional fees.

Interest and Other Income / Expense. Interest and other income was $1.2 million and $600,000 in the quarters ended September 30, 2006 and 2005, respectively, which includes approximately $600,000 and $400,000, respectively, from the accretion of income related to the note receivable from MSD. Interest and other income was $2.6 million and $1.5 million in the six months ended September 30, 2006 and 2005, respectively, which includes approximately $1.1 million and $800,000, respectively, from the accretion of income related to the note receivable from MSD. Other income includes approximately $100,000 and $300,000 of foreign currency gains for the three and six months ended September 30, 2006, respectively, compared to approximately $200,000 and $400,000 of foreign currency losses for the three and six months ended September 30, 2005, respectively.

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

Prior to the adoption of SFAS No. 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no employee stock-based compensation expense had been recognized in our Consolidated Statements of Operations for any period prior to our adoption of SFAS No. 123R on April 1, 2006, as the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

During the three months ended September 30, 2006, we recorded share-based compensation expense associated with our 2003 Stock Incentive Plan of $201,000, including $9,000 to product costs, $13,000 to research and development, and $179,000 to selling, general and administrative costs. During the six months ended September 30, 2006, we recorded pre-tax share-based compensation expense associated with our 2003 Stock Incentive Plan of $338,000, including $13,000 to product costs, $22,000 to research and development, and $303,000 to selling, general and administrative costs.

Net Loss. The net loss for the quarter ended September 30, 2006 was $7.0 million ($0.26 per common share), compared to a net loss of $6.5 million ($0.24 per common share) in the corresponding prior year period. The net loss for the six months ended September 30, 2006 was $14.4 million ($0.54 per common share), compared to a net loss of $13.2 million ($0.49 per common share) in the corresponding prior year period. The increase in the net loss is primarily caused by a decrease in revenue that was not fully offset by decreased operating expenses.

Liquidity and Capital Resources

	September 30, 2006	March 31, 2006
Cash, cash equivalents and short-term investments	$53,268	$69,631
Working capital	60,455	73,414

	Six Months Ended
	September 30, 2006	September 30, 2005
Cash provided by (used in):
Operating activities	$(15,955)	$(13,193)
Investing activities	18,442	(512)
Financing activities	(35)	(8)
Capital expenditures (included in investing activities above)	(462)	(419)

Cash Used in Operating Activities

Net cash used for operations was $16.0 million and $13.2 million during the six months ended September 30, 2006 and 2005, respectively. The decrease in cash used for operations in the current period resulted primarily from a higher net loss, partially offset by lower non-cash adjustments, and further decreased by lower working capital requirements in the current period. The non-cash adjustments for the six months ended September 30, 2006 were primarily from depreciation and amortization, stock-based compensation and the accretion of interest income.

Cash Provided by or Used in Investing Activities

We used approximately $500,000 and $400,000 of cash for the acquisition of equipment and leasehold improvements during the six months ended September 30, 2006 and 2005, respectively. During the six months ended September 30, 2006 and 2005, we purchased short-term investments of $20.0 million and $15.2 million, respectively, and we received proceeds of $38.9 million and $15.1 million, respectively, from the sale and maturity of short-term investments.

Cash Used in Financing Activities

During the six months ended September 30, 2006 and 2005, we declared dividends with respect to shares of series B preferred stock of $45,000 and $8,000, respectively. We received $10,000 for the issuance of our common stock related to the exercise of stock options during the six months ended September 30, 2006.

Roche

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

Pursuant to the license agreement, the parties can jointly engage an independent field monitor to review Roche’s compliance with the license on an annual basis. We and Roche have engaged a field monitor to review placements and sales of products and services by Roche in 2005. The field monitor has been tasked with preparing a written report, including a list of any sales or placements of products and services that were not within the licensed field and identifying sales or placements of products or services in violation of the license grant. The field monitor has commenced a phase of its engagement in which it will execute a set of specified agreed-upon procedures. This phase is expected to continue through the first calendar quarter of 2007, unless the process is terminated early by either us or Roche. In connection with these agreed-upon procedures, we are required to share equally with Roche one-half of the costs incurred, which amount for us is presently estimated at $1.9 million, should the field monitor process continue through completion. Pursuant to the license agreement, Roche must pay to us, within 30 days after receiving the field monitor’s report, 65% of all undisputed revenues earned through out-of-field sales of products for 2005. Although Roche may not knowingly sell or actively market outside the field, they may continue the identified out-of-field sales until we notify Roche in writing that they are prohibited from making any further such sales. For a more complete description of the Roche license, refer to the agreement on file with the SEC.

We believe that the potential payment to us for out-of-field sales may be material to our financial position, results of operations and cash flows. Based on its 2005 Annual Report, Roche reported ECL (Elecsys) product sales for the year ending December 31, 2005 of CHF 989 million. For each 1% of Roche’s total sales that were out-of-field during 2005, as determined by the field monitor, there would be approximately a $5.2 million positive impact on our financial position, results of operations and cash flows (using the currency conversion rate of Swiss Francs to U.S. Dollars at October 30, 2006 of 0.8011). Actual differences in the amount of Roche ECL (Elecsys) sales or placements or in the currency rates used would change this amount.

The amount and timing of any payment that we might receive from Roche relating to out-of-field sales in 2005 is uncertain because, among other things: (1) the amount of such sales and placements has not yet been determined; and (2) there may be disputes between Roche and us concerning the agreement and/or the field monitor’s findings. Although a field monitor has not been engaged to address 2004, we believe that we are entitled to payment for out-of-field sales during 2004. We are in discussions with Roche and are considering various alternative measures to resolve these matters. We have not recorded any revenue on the potential payments from Roche, as the amounts are not reliably measurable in accordance with the criteria set forth in SAB 104.

MSD

The MSD joint venture agreement expired upon completion of the merger. As a result, MSD and MST had the option to purchase our interests in MSD and pursuant to the settlement, MSD or MST agreed to purchase, and we agreed to sell, our entire interest in MSD. The purchase of our interests was completed by MST on December 13, 2004.

MST is required to pay us the outstanding purchase price over time in installments equal to the sum of 5% of MSD’s net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of our interests in MSD. As part of the settlement, we received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MSD to us for the purchase price in the form of a credit against amounts we agreed to pay MSD pursuant to the settlement. No further cash payments will be payable by MSD to us pursuant to the buyout until the prepayment credit, which has a balance of approximately $500,000 at September 30, 2006, is no longer deemed outstanding.

Upon the sale of our interests in MSD, we recorded a discounted note receivable of $4.5 million that had a balance at September 30, 2006 of approximately $6.0 million, including approximately $1.3 million classified as other current assets, which represented the net present value of future payments that we expect to realize from the sale of our interests in MSD. Calculating the net present value of future payments that we expect to realize from MSD as payment for the purchase price, requires assumptions about MSD, which are assessed and updated periodically, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the balance sheet at September 30, 2006. We expect that MSD will require substantial additional funding for its ongoing operations. If MSD is not able to obtain this funding, or in the event sufficient net sales or third-party financings of MSD do not materialize, we may not receive all payments due from MST for the purchase of our interests in MSD.

For a more complete description of the sale of our MSD interests and the MSD agreements, see “Part I — ITEM 1, Condensed Consolidated Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4”.

During the six months ended September 30, 2006 and 2005, operating costs allocated to MSD by us in connection with shared facilities totaled $46,000 and $400,000, respectively. The specific nature and amount of our allocations are being reviewed by MSD.

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

As of September 30, 2006, our material future obligations were as follows (in thousands):

	Operating	Sponsored
Years Ended March 31,	Leases	Research	Total
2007	$2,600	$237	$2,837
2008	5,210	228	5,438
2009	5,382	196	5,578
2010	4,832	98	4,930
2011	3,101		3,101
2012 and thereafter	8,367		8,367
	29,492	759	30,251
Less: sublease income	(7,901)		(7,901)
Total	$21,591	$759	$22,350

Included in the table above are operating lease agreements we entered into during the quarter ended September 30, 2006 for facilities to be used in our vaccine programs. In connection with one of these leases, we subleased certain space at our cost and with equivalent terms and conditions to our primary lease, to companies in which our Chief Executive Officer, Samuel J. Wohlstadter, is the principal and controlling stockholder, a director and the Chief Executive Officer. These companies are therefore considered our affiliates for the purpose of this discussion. The subleases with the affiliated companies provide for annual rental payments to us of approximately $300,000 and such amount is included in the table above as a component of sublease income.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements, as defined by SEC Regulation S-K, Item 303 (a) (4).

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

Royalty income is recorded as revenue in accordance with SAB 104, “Revenue Recognition.” The revenue is recorded on the accrual basis in accordance with contract terms when third party results are reliably measurable and collectibility is probable.

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

Share-based Payments - In December 2004, the FASB issued SFAS No. 123R, a revision of SFAS 123, “Share-Based Payments.” SFAS 123R requires that companies recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments under APB 25, “Accounting for Stock Issued to Employees.” SFAS 123R is effective for the Company’s fiscal year beginning April 1, 2006. We have adopted SFAS 123R using the modified prospective transition method. Under this method, compensation expense is reflected in the financial statements beginning April 1, 2006 with no restatement of prior periods. As such, compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after April 1, 2006 as well as for the portion of awards previously granted that have not vested as of April 1, 2006. We have implemented the straight-line expense attribution method.

The fair value of stock option grants during the six month period ended September 30, 2006, were estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	55%
Risk-free interest rate	5.06%
Expected option term (in years)	7.5

Expected volatility is based primarily upon historical stock prices obtained from comparable publicly traded companies and used to calculate the expected volatility rate based on the expected term of the equity awards. The expected term is based on the “simplified” method allowed under SAB 107 due to the limited history of employee stock options granted by us. This method calculates the term based on the vesting and contractual terms of the equity awards. The risk-free interest rate used is determined by the market yield curve based upon the risk-free interest rates established by the Federal Reserve, or non-coupon bonds that have maturities equal to the expected term. The dividend yield is based upon the fact that we have not historically granted cash dividends on our common stock and do not expect to issue dividends in the foreseeable future. Stock options granted prior to April 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123 – “Accounting for Stock-based Compensation.” Alternative estimates and judgments could yield materially different results.

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

We recorded a discounted note receivable which had an original balance of $4.5 million. This note receivable has a balance of approximately $6.0 million at September 30, 2006, including approximately $1.3 million classified as other current assets, which represents the net present value of future payments that we expect to realize from the sale of our interests in MSD. We accrete to fair value using the effective interest method. Calculating the net present value of future payments that we expect to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the consolidated balance sheet at September 30, 2006.

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

New Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement No. 109” (FIN 48), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of these tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. While we are evaluating FIN 48, this pronouncement is not expected to have a significant impact on our results of operations and financial condition.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FAS 157), which addresses how companies should measure the fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States of America. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. We will be required to adopt FAS 157 for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are assessing FAS 157 to determine if it will have a material impact on our results of operations and financial condition.

In September 2006, the Staff of the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years beginning after November 15, 2006. While we are assessing the requirements of SAB 108, its adoption is not expected to have a significant effect on our financial statements.

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

Our balance sheet at September 30, 2006 had cash, cash equivalents and short-term investments of $53.3 million, which is approximately 59% of total assets. We invest excess cash in accordance with a policy approved by our Board of Directors. The policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on our investments by terms and concentrations by type and issuer. We invest our excess cash in money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less. At September 30, 2006, we had invested $21.1 million in securities of U.S. government agencies, municipal bonds, assets backed securities, and U.S. corporate debt, which were recorded as short-term investments.

Our invested cash is sensitive to changes in interest rates. Based on our cash, cash equivalents and short-term investments balance at September 30, 2006, a 1% movement in interest rates would have an approximately $600,000 impact on our annual interest income and annual net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this Form 10-Q, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Risks Relating to Us and Our Business

OUR BUSINESS HAS A HISTORY OF LOSSES AND WE EXPECT TO HAVE FUTURE LOSSES AND NEGATIVE CASH FLOW.

We incurred net losses of $27.9 million, $77.6 million and $93.3 million for the years ended March 31, 2006, 2005 and 2004, respectively, and a net loss of $14.4 million for the six months ended September 30, 2006. We expect to continue to incur operating losses and negative cash flow as a result of our expenses for manufacturing, marketing and sales capabilities, research and product development, and general and administrative costs.

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

We have recorded a net book value for the PCR licenses of $14.4 million at September 30, 2006. If we are unable to successfully develop any products using PCR technology because such PCR technology has become obsolete or the future cash flows attributable to products using PCR technology are insufficient to realize the remaining carrying value of the license, we would be required to write-off the remaining net book value or record an impairment of the value of the PCR license. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.

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

•              our competitors’ introduction of new products, which may affect the purchase decision of or timing of orders by our customers and prospective customers;

•	the amount of expenses we incur in connection with the operation of our business, including:

•              research and development costs, which increase or decrease based on the products in development;

•              sales and marketing costs, which are based on product launches or promotions and sales incentives that might be in effect from time to time;

•              costs incurred in connection with the agreed-upon procedures of the independent field monitor to reviewing Roche’s compliance with their license from us; and

•              expenses associated with share-based compensation arrangements, including employee stock options;

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

MST HAS PURCHASED OUR INTERESTS IN MSD BUT THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE FULL PURCHASE PRICE.

MST purchased our entire interest in MSD and is required to pay us the outstanding purchase price over time, plus simple (cumulated, not compounded) interest at the fixed annual rate of 5.5%. The purchase price is payable over time in installments equal to the sum of 5% of MSD net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of our interests in MSD. We received a prepayment credit of $2.0 million against our payment obligations to MSD in connection with the settlement, and therefore the initial installment payments are being applied against this credit and not paid to us in cash. No further cash payments will be payable to us pursuant to the buyout until the prepayment credit, which has a balance of approximately $500,000 at September 30, 2006, is no longer deemed outstanding.

Because the purchase price is payable only out of a percentage of MSD’s net sales or future financings, our receipt of the purchase price is dependent on MSD’s future performance. In the event sufficient future net sales of MSD or third-party financings do not materialize, we may not receive the full purchase price for our interests in MSD.

We have recorded the net present value of the receivable due to us from the sale of our interests in MSD in the amount of approximately $6.0 million at September 30, 2006, including approximately $1.3 million classified as other current assets. If we do not receive the full purchase price over time, from the sale of our interests in MSD, we would be required to write off the remaining net present value or record an impairment of the value of the receivable. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.

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

OUR BUSINESS COULD BE HARMED IF WE HAVE FUTURE DISAGREEMENTS WITH ROCHE OVER THE SCOPE OF THE LICENSE AGREEMENT.

Roche, through one of its affiliates, has been licensed by us to exploit ECL technology, subject to the limitations of the license agreement. Although the terms of the license agreement were negotiated in an effort to minimize the areas of potential future disputes, there are no assurances that we and Roche will continue to agree on the scope, permitted use and other material terms of the license agreement. Future disputes with Roche, or any licensee, over the scope of the license agreement, such as disputes over the field, the types of products that Roche is permitted to develop and sell, or royalties owed, including payments for sales by Roche of licensed products that employ ECL technology and which are outside the licensed field, might lead to lengthy and costly legal proceedings, which could adversely affect our financial condition and future business prospects.

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

•              require at least 66 2/3% of the voting power of all our shares entitled to vote generally in the election of directors the      outstanding, voting together as a single class, to alter, amend or repeal certain provisions, including the provisions relating to our classified board, the election, appointment and removal of our directors and action by stockholders by written consent described above;

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 12, 2006, the Company held its Annual Meeting of Stockholders. At this meeting, the stockholders voted in favor of the following items listed and described in the Company’s Proxy Statement dated August 3, 2006.

1) Election of Directors.

	For	Withheld
William J. Crowley, Jr.	24,780,632	94,664
Samuel J. Wohlstadter	24,575,385	299,911

The following directors’ term of office as directors continued after this meeting:

Richard J. Massey, Ph.D

John Quinn

Anthony Rees

Joop Sistermans

2. Ratification of the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2007.

For	Against	Abstain
24,827,824	15,113	32,359

ITEM 6. EXHIBITS

Exhibit No.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

10.1	Settlement Agreement between bioMerieux, Inc., bioMerieux bv and BioVeris Corporation dated September 15, 2006

10.2	Lease Agreement between BioVeris Corporation and ARE-Maryland No. 23, LLC dated September 28, 2006.

10.3	Lease Agreement between BioVeris Corporation and ARE-Maryland No. 23, LLC dated September 28, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVeris Corporation

Date: November 6, 2006	/s/ Samuel J. Wohlstadter
Samuel J. Wohlstadter
Chief Executive Officer
(On behalf of the Registrant and as Its Principal Executive Officer)

Date: November 6, 2006	/s/ George V. Migausky
George V. Migausky
Vice President of Finance Chief Financial Officer
(On behalf of the Registrant and as Its Principal Financial Officer)