Form 10-Q
period 2006-12-31
BIOVERIS CORP
filed 2007-02-07
CIK 1264899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________________

FORM 10-Q

__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50583

____________________________

BioVeris Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	80-0076765
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

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

27,245,302 shares of common stock, par value $0.001, issued and outstanding at January 31, 2007

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

BIOVERIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)
	December 31, 2006	March 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,969	$29,693
Short-term investments	19,019	39,938
Accounts receivable, net	5,248	3,360
Note receivable- current	1,405	1,230
Inventory, net	7,108	5,429
Other current assets	1,822	2,508
Total current assets	65,571	82,158

Equipment and leasehold improvements, net	3,652	3,456

OTHER NONCURRENT ASSETS:
Note receivable, net	4,836	4,436
Technology licenses	13,894	15,356
Other	447	447
TOTAL ASSETS	$88,400	$105,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,001	$5,362
Accrued wages and benefits	1,591	1,862
Other current liabilities	780	1,520
Total current liabilities	7,372	8,744

NONCURRENT DEFERRED LIABILITIES	610	546
Total liabilities	7,982	9,290

SERIES B PREFERRED STOCK, 1,000 shares designated, issued and outstanding	7,500	7,500

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized, issuable in series:
Series A, 600,000 shares designated, none issued	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized,
27,241,000 and 27,238,000 shares issued and outstanding
at December 31, 2006 and March 31, 2006, respectively	27	27
Additional paid-in capital	205,238	205,997
Deferred compensation	0	(1,688)
Accumulated other comprehensive loss	(9)	(128)
Accumulated deficit	(132,338)	(115,145)
Total stockholders' equity	72,918	89,063
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,400	$105,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOVERIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
REVENUES:
Product sales	$5,583	$5,051	$14,143	$15,420
Roche payment	2,800	—	2,800	—
Royalty income	763	414	1,777	1,084
Total	9,146	5,465	18,720	16,504

OPERATING COSTS AND EXPENSES:
Product costs	2,160	2,459	7,949	6,625
Research and development	4,936	4,122	13,530	13,136
Selling, general, and administrative	6,238	6,238	18,458	18,816
Total	13,334	12,819	39,937	38,577

LOSS FROM OPERATIONS	(4,188)	(7,354)	(21,217)	(22,073)

INTEREST INCOME	1,285	116	3,742	2,684
OTHER, NET	179	(272)	350	(1,292)

NET LOSS	$(2,724)	$(7,510)	$(17,125)	$(20,681)

Net loss per common share (basic and diluted)	$(0.10)	$(0.28)	$(0.64)	$(0.77)

COMMON SHARES OUTSTANDING (basic and diluted)	26,959	26,841	26,923	26,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOVERIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(17,125)	$(20,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,768	3,018
Loss on disposal of equipment	96	271
Accretion of interest on note receivable	(1,710)	(1,008)
Amortization of premium on short-term investments	26	1,176
Stock-based compensation	919	677
Changes in assets and liabilities:
Increase in accounts receivable	(1,888)	(2,956)
Increase in inventory	(2,424)	(452)
Decrease in other current assets	686	501
Decrease in other non-current assets	-	17
Decrease in accounts payable and accrued expenses	(320)	(1,370)
Decrease in accrued wages and benefits	(271)	(161)
Increase (decrease) in other liabilities	418	(581)
Net cash used in operating activities	(18,825)	(21,549)

INVESTING ACTIVITIES:
Expenditures for equipment and leasehold improvements	(853)	(746)
Purchases of short-term investments	(21,694)	(15,215)
Sales and maturities of short-term investments	42,706	20,122
Net cash provided by investing activities	20,159	4,161

FINANCING ACTIVITY:
Payment of preferred stock dividends	(68)	(20)
Issuance of common stock	10	-
Net cash used in financing activities	(58)	(20)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,276	(17,408)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,693	41,739
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,969	$24,331

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Transfer of inventory into fixed assets	$745	$-

Issuance of restricted common stock	$-	$2,522

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

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary for a fair presentation of the results of operations and cash flows for the three and nine month periods ended December 31, 2006 and 2005, and the Company’s financial position at December 31, 2006. The condensed consolidated balance sheet data at March 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less at the time of purchase.

Short-Term Investments – Short-term investments consist primarily of corporate, federal and municipal debt-securities that are classified as “available-for-sale.” The Company invests its excess cash in accordance with a policy approved by the Company’s Board of Directors. This policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on the Company’s investment by terms and concentrations by type and issuer. These “available-for-sale” securities are accounted for at their fair market value and unrealized gains and losses on these securities, if any, are included in accumulated other comprehensive gain or loss in stockholders’ equity. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which are included in results of operations as generated. For the three and nine months ended December 31, 2006 and 2005, the Company did not have any realized gains or losses.

The following is a summary of the Company’s “available-for-sale” marketable securities as of December 31, 2006 and March 31, 2006:

	December 31, 2006
	(in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$2,500	$-	$-	$2,500
U.S. government agencies	5,000	-	(13)	4,987
U.S. corporate debt	4,703	-	(6)	4,697
Asset-backed securities	6,804	31	-	6,835
	$19,007	$31	$(19)	$19,019

	March 31, 2006
	(in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$5,000	$-	$-	$5,000
U.S. government agencies	15,000	-	(84)	14,916
U.S. corporate debt	20,066	-	(44)	20,022
	$40,066	$-	$(128)	$39,938

Concentration of Credit Risk – The Company places its cash and cash equivalents and short-term investments with highly rated financial institutions. At December 31, 2006 and March 31, 2006, the Company had $49.6 million and $69.2 million, respectively, of cash and cash equivalents and short-term investments in excess of federally insured limits. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits. During the three months ended December 31, 2006 and 2005, agencies of the U.S. government accounted for 23% and 29%, respectively, of total revenues. During the nine months ended December 31, 2006 and 2005, agencies of the U.S. government accounted for 30% and 32% of total revenues, respectively. As of December 31, 2006 and March 31, 2006, agencies of the U.S. government accounted for 51% and 43% of accounts receivable, respectively.

Allowance for Doubtful Accounts – The Company maintains reserves on customer accounts where estimated losses may result from the inability of its customers to make required payments. These reserves are determined based on a number of factors, including the current financial condition of specific customers, the age of accounts receivable balances and historical loss rates. Amounts later determined and specifically identified to be uncollectible are charged or written-off against the reserve. Historically, the Company has not experienced significant credit losses related to an individual customer or group of customers and estimated losses have been within the Company’s expectation. Allowance for doubtful accounts was $97,000 and $253,000 at December 31, 2006 and March 31, 2006, respectively.

Inventory – Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following balances, net of reserves for excess and obsolete inventory:

	December 31, 2006	March 31, 2006
	(in thousands)
Finished Goods	$2,339	$2,058
Work in process	1,178	865
Raw materials	3,591	2,506
Total	$7,108	$5,429

Equipment and Leasehold Improvements – Equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation on equipment, which includes lab instruments and furniture, is computed over the estimated useful lives of the assets, generally three to five years, using the straight-line method of depreciation. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset’s estimated useful life or the term of the lease. Equipment and leasehold improvements consist of the following:

	December 31, 2006	March 31, 2006
	(in thousands)
Lab instruments and equipment	$8,447	$7,579
Office furniture and equipment	5,008	4,659
Leasehold improvements	4,288	4,194
	17,743	16,432
Accumulated depreciation and amortization	(14,091)	(12,976)
Total	$3,652	$3,456

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

These PCR licenses are being amortized over an estimated useful life of ten years, which is based upon a consideration of the range of patent lives and the weighted average remaining life of the most important underlying patents, as well as a consideration of technological obsolescence and product life cycles. Amortization expense was $488,000 for each of the three months ended December 31, 2006 and 2005, and $1.5 million for each of the nine months ended December 31, 2006 and 2005. Accumulated amortization was $5.6 million and $4.1 million at December 31, 2006 and March 31, 2006, respectively. Amortization expense is expected to approximate $2.0 million for each year through March 31, 2014.

Evaluation of Long-lived Assets – The Company evaluates the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In evaluating the recoverability of an asset, management’s policy is to compare the carrying amount of an asset with the projected undiscounted future cash flow. An impairment loss is measured and recorded based on discounted estimated future cash flows. Management believes that no impairment of these assets exists as of December 31, 2006.

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

The following is a reconciliation of the Company’s general product warranty reserve (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Balance, beginning of period	$321	$270	$390	$366
Provisions recorded	158	331	409	460
Actual costs incurred	(142)	(128)	(462)	(353)
Balance, end of period	$337	$473	$337	$473

The following is a reconciliation of the Company’s deferred revenue related to extended warranty contracts and includes a summary of the revenue and cost components associated with extended warranties (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Balance, beginning of period	$769	$664	$670	$621
Extended warranties issued	315	208	1,012	804
Amortization of extended warranties	(388)	(284)	(986)	(837)
Costs incurred during the period	525	182	1,599	666
Settlement during the period of costs incurred	(525)	(182)	(1,599)	(666)
Balance, end of period	$696	$588	$696	$588

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate their fair value due to their short maturities.

Comprehensive Loss - Comprehensive loss is comprised of net loss and other items of comprehensive loss. The Company’s comprehensive loss for the three months ended December 31, 2006 and 2005 was $2.7 million and $6.5 million, respectively. The Company’s comprehensive loss for the nine months ended December 31, 2006 and 2005 was $17.1 million and $20.0 million, respectively. For the three months ended December 31, 2006 and 2005, other comprehensive income was approximately $8,000 and $1.0 million, respectively. For the nine months ended December 31, 2006 and 2005, other comprehensive income was approximately $100,000 and $700,000, respectively. Other comprehensive income or loss includes unrealized gains and losses on “available-for-sale” securities that are excluded from net loss.

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

Revenue Recognition - The Company derives revenue principally from four sources: product sales, Roche payments, royalty income and contract fees.

Product sales are recognized as revenue when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured and the product is shipped to the customer thereby transferring title and risk of loss. For instrument sales, the instrument and the related installation are considered to be separate elements under Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21) “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue is recognized for the instrument upon shipment or delivery, depending on the terms of each order, and is recognized for the installation when complete using the residual value method. For instrument and reagent sales, there is no option of return and refund and instead there is only the option to repair or replace the product.

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

Roche payments are recorded as revenue on a cash basis, as the Company does not have sufficient information to reliably estimate such amounts in accordance with the revenue criteria described within SAB 104, until the payments have been received by the Company (see Note 5).

Royalty income is recorded as revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). The revenue is recorded on the accrual basis in accordance with contract terms when third party results are reliably measurable and collectibility is probable.

Revenue from services performed under contracts is recognized when obligations under the contract have been satisfied. The satisfaction of obligations may occur over the term of the underlying customer contract, if the contract is based on the achievement of certain milestones, or may occur at the end of the underlying customer contract, if based only upon delivery of the final work product. The Company did not recognize any contract revenue for the three and nine months ended December 31, 2006 and 2005.

Research and Development - Research and development costs are expensed as incurred and are comprised of costs incurred in performing research and development activities including salaries, benefits, facilities costs, overhead costs, contract services and other outside costs. The Company has entered into several license and option agreements providing patent rights to certain technology under which the Company is responsible for conducting or sponsoring the research and for which it incurred costs of approximately $400,000 and $300,000 during the three months ended December 31, 2006 and 2005, respectively. During each of the nine months ended December 31, 2006 and 2005, the Company incurred costs of approximately $1.1 million. These amounts are included as research and development costs.

Foreign Currency - Gains and losses from foreign currency transactions such as those resulting from the settlement of foreign receivables or payables, are included in the results of operations as incurred. These amounts were not material during the three and nine months ended December 31, 2006 and 2005.

Income Taxes - Deferred income tax assets and liabilities are computed periodically for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Share-based Payments – Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, a revision of SFAS 123, “Share-Based Payments” (SFAS 123R), which requires that companies recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option model. See Note 3 for a further discussion on accounting for share-based payments.

Loss Per Share - The Company uses SFAS No. 128 “Earnings per Share” for the calculation of basic and diluted loss per share. For each of the three and nine months ended December 31, 2006 and 2005, the Company incurred a net loss; therefore, net loss per common share does not reflect the potential dilution that could occur to common shares related to outstanding stock options and restricted stock and it did not assume the exercise of outstanding options or vesting of restricted stock because to do so would have been anti-dilutive.

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

3. SHARE-BASED PAYMENTS

In December 2004, the FASB issued SFAS No. 123R, which requires that companies recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R is effective for the Company’s fiscal year beginning April 1, 2006. The Company has adopted SFAS 123R using the modified prospective transition method. Under this method, compensation expense is reflected in the financial statements beginning April 1, 2006 with no restatement of prior periods. As such, compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after April 1, 2006 as well as for the portion of awards previously granted that have not vested as of April 1, 2006. The Company has implemented the straight-line expense attribution method.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no employee stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations for any period prior to its adoption of SFAS No. 123R on April 1, 2006, as the exercise price of the stock options granted to employees and directors was equivalent to the fair market value of the underlying stock at the date of grant.

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

Adoption of SFAS 123R – Share-based compensation expense recognized during the three and nine months ended December 31, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recorded share-based compensation expense during the three and nine months ended December 31, 2006, associated with its Stock Plan as follows (in thousands):

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Product costs	$3	$16
Research and development	11	33
Selling, general, and administrative	161	464
Total	$175	$513

Effect on net loss per common share (basic and diluted)	$0.01	$0.02

As of December 31, 2006, total compensation cost related to non-vested stock options not yet recognized as expense was $2.5 million, which is expected to be allocated to expense and production costs over a weighted-average period of 3.9 years.

Pro-forma Information for Period Prior to Adoption of SFAS 123R - The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions to share-based employee compensation during the three and nine months ended December 31, 2005 (in thousands, except per share amounts):

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net loss, as reported	$(7,510)	$(20,681)

Deduct: Total share-based employee compensation expense determined under SFAS 123	(82)	(233)
Pro-forma net loss	$(7,592)	$(20,914)

Loss per share:
Basic and diluted loss per common share, as reported	$(0.28)	$(0.77)
Pro-forma basic and diluted loss per common share	$(0.28)	$(0.78)

The pro-forma net loss and pro-forma net loss per share disclosed above is not representative of the effects on net loss and net loss per share on a pro-forma basis in future periods, as future periods may include grants by the Company of options for the Company’s common stock.

The fair value of the Company’s options for the three and nine months ended December 31, 2005 was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models require the input of subjective assumptions which can vary over time. The assumptions used are as follows:

Nine Months Ended December 31, 2005
Expected dividend yield	0.00%
Expected stock price volatility	74%
Risk-free interest rate	3.97%
Expected option term (in years)	3-5

There were no stock options granted during the three months ended December 31, 2005.

Stock Option Activity – Activity during the nine month period ended December 31, 2006 related to options under the Stock Plan was as follows:

		Average
	Shares	Exercise Price
Outstanding at March 31, 2006	458,000	$5.87
Granted	452,000	$7.75
Exercised	(2,333)	$4.40
Cancelled/forfeited	(15,967)	$7.02
Outstanding at December 31, 2006	891,700	$6.81

Options exercisable at December 31, 2006	236,042	$6.47
Options available for future grant at December 31, 2006	3,893,948

Summary information about the Company’s stock options outstanding at December 31, 2006 is as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Total Intrinsic Value	Options Exercisable	Weighted Average Exercise Price of Exercisable Options	Total Intrinsic Value
$4.33-$6.62	432,400	8.48	$5.22		208,742	$5.40
$7.84-$11.85	440,000	9.44	$7.98		8,000	$11.85
$15.80	19,300	7.26	$15.80		19,300	$15.80

Total	891,700	8.93	$6.81	$6,157,000	236,042	$6.47	$1,711,000

The fair value of the Company’s options for the nine months ended December 31, 2006 was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models require the input of subjective assumptions which can vary over time. The weighted average assumptions used are as follows:

Nine Months Ended December 31 , 2006
Expected dividend yield	0.00%
Expected stock price volatility	55.00%
Risk-free interest rate	5.06%
Expected option term (in years)	7.5

Based on this calculation, the weighted average fair value of options granted during the nine months ended December 31, 2006 was $4.89. There were no stock options granted during the three months ended December 31, 2006.

As the Company’s common stock does not have a sufficient amount of historical activity, the expected volatility factor is based primarily upon historical stock prices of comparable publicly traded companies and is used to calculate the expected volatility rate based on the expected term of the equity awards. The expected term is based on the “simplified” method allowed under SAB 107 due to the limited history of employee stock options granted by the Company. The simplified method calculates the term based on the vesting and contractual terms of the equity awards. The risk-free interest rate used is determined by the market yield curve based upon the risk-free interest rates established by the Federal Reserve, or non-coupon bonds that have maturities equal to the expected term. The dividend yield is based upon the fact that the Company has not historically granted dividends on its common stock, and does not expect to issue dividends in the foreseeable future. Stock options granted prior to April 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123.

Restricted Stock - During the year ended March 31, 2006, the Company granted 510,871 shares of restricted stock under the Stock Plan. The fair value of the restricted stock awards on the date of grant is being amortized on a straight line basis over the vesting period. Deferred compensation of $2,533,000 was initially recorded based on the fair value of the shares on the respective grant dates and is being recognized as compensation expense on a straight line basis over the vesting term through July 2010. The Company did not deem a discount appropriate for post-vesting restrictions and did not use a discount in the calculation of the total deferred compensation. In accordance with SFAS 123R, deferred share-based compensation is no longer reflected as a separate component of stockholders’ equity in the condensed consolidated balance sheet. As a result, upon adoption of SFAS 123R, the Company reclassified its deferred share-based compensation at April 1, 2006 to additional paid-in capital.

Activity during the nine month period ended December 31, 2006 related to the restricted stock is as follows:

Non-vested shares at March 31, 2006	366,293
Granted	-
Vested	(98,102)
Non-vested shares at December 31, 2006	268,191

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

Upon closing of the sale of the Company’s interests in MSD, the total purchase price balance was approximately $10.3 million (net of the $2.0 million prepayment by MSD). The Company recorded a discounted note receivable which had an original balance of $4.5 million. This note receivable had a balance of approximately $6.2 million at December 31, 2006, including approximately $1.4 million classified as other current assets, which represents the net present value of future payments that the

Company expects to realize from the sale of its interests in MSD. The note receivable will be accreted to fair value using the effective interest method over the term of the expected payments on the note. Accretion recorded as a component of interest income during the three months ended December 31, 2006 and 2005 was approximately $600,000 and $400,000, respectively, and accretion recorded as a component of interest income during the nine months ended December 31, 2006 and 2005 was approximately $1.7 million and $1.2 million, respectively. Calculating the net present value of future payments that the Company expects to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, which are assessed and updated periodically, the net present value of future payments received by the Company could differ from the amount reflected on the balance sheet at December 31, 2006.

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

As part of the settlement, the Company received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MST to the Company for the purchase price in the form of a credit against amounts the Company agreed to pay MSD pursuant to the settlement. This prepayment was recorded as a deferred liability on the Company’s balance sheet. The amount of the prepayment credit outstanding from time to time will bear simple interest (cumulated, not compounded) at the fixed annual rate of 0.5% over the prime rate, or 5.0%, in effect on the date that MST purchased the Company’s interests in MSD. The amount of the prepayment credit that is outstanding was approximately $100,000 and $1.2 million at December 31, 2006 and March 31, 2006, respectively.

No further cash payments on the note receivable will be payable by MST to the Company pursuant to the buyout until the prepayment credit, including accrued interest, is no longer deemed outstanding. In the event sufficient net sales or third-party financings of MSD do not materialize, the Company may not receive all payments due from MST for the purchase of its interests in MSD. As security for the payment obligation, the Company holds a security interest in the interests in MSD that have been purchased. MST may repay all or any part of the outstanding purchase price plus accrued interest at any time and from time to time without penalty.

The holder of the Company’s Series B preferred stock is entitled to a pro-rata share of payments from the sale of the Company’s MSD interests, payable in the form of a dividend to the holder of the Series B preferred stock. This pro-rata share approximates 6.03% of the $9.9 million sale price, representing the proportionate amount of the Company’s Class C interest in MSD that was funded by the sale of the Series B stock (including payments allocated to the $2.0 million prepayment).

When the Company ceased to be a member of MSD, it became entitled to receive quarterly royalty payments from MSD of 3% of the net sales price on all products developed and sold by MSD using the patents licensed from the Company. During the three months ended December 31, 2006 and 2005, the Company recorded royalties of approximately $500,000 and $200,000, respectively, and during the nine months ended December 31, 2006 and 2005, the Company received and recognized royalties of approximately $900,000 and $400,000, respectively.

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

During the three months ended December 31, 2006 and 2005, operating costs allocated to MSD by the Company in connection with shared facilities were approximately $1,000 and $100,000, respectively, and during the nine months ended December 31, 2006 and 2005, operating costs allocated to MSD by the Company in connection with shared facilities were approximately $46,000 and $600,000, respectively. The specific nature and amount of our allocations are being reviewed by MSD. At December 31, 2006 and March 31, 2006, other current assets include approximately $700,000 and $800,000, respectively, for net amounts due from MSD for these allocated operating costs.

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

5. ROCHE DIAGNOSTICS

Effective in February 2004, the Company granted Roche Diagnostics, an affiliate of Roche, a worldwide, non-exclusive, royalty-free license to patents and information relating to the Company’s proprietary ECL technology, subject to certain limitations described in the relevant license agreement. The license may be used by Roche to commercially exploit only certain ECL products and is royalty-free provided such products are used in a specified field. The Company’s right to terminate the license is restricted, except under certain circumstances.

Pursuant to the license agreement, the Company and Roche have engaged a field monitor to review placements and sales of products and services by Roche in 2005. The field monitor has been tasked with preparing a written report, including a list of any sales or placements of products and services that were not within the licensed field and identifying sales or placements of products or services in violation of the license grant. The field monitor’s work is expected to continue through April 2007, unless the process is terminated early by either the Company or Roche. In connection with mutually agreed-upon procedures, the Company is required to share equally with Roche one-half of the costs incurred, which remaining amount for the Company is presently estimated at $1.5 million, should the field monitor process continue through completion. Pursuant to the license agreement, Roche must pay to the Company, within 30 days after receiving the field monitor’s report, 65% of all undisputed revenues earned through out-of-field sales of products for 2005. Although Roche may not knowingly sell or actively market outside the field, they may continue the identified out-of-field sales until the Company notifies Roche in writing that they are prohibited from making any further such sales. For a more complete description of the Roche license, refer to the agreement on file with the SEC.

During the three months ended December 31, 2006, the Company received and recognized as revenue, a $2.8 million payment from Roche. This payment represents Roche’s unilateral, preliminary calculation of amounts owed to the Company for Roche’s sales to certain customers in 2004 that were outside Roche’s licensed field. The Company has notified Roche that the $2.8 million payment does not represent full satisfaction of Roche’s obligations for 2004 out-of-field sales and the Company has expressly reserved all rights to seek additional payments. Additionally, the Company does not believe that this payment is indicative of amounts that will be owed for years after 2004.

Although a field monitor has not been engaged to address 2004, the Company believes that it is entitled to additional payments for out-of-field sales during 2004. The Company has exercised its contractual right to appoint an independent auditor to examine the sales and accounting records and accounts of all uses of its ECL technology by Roche and its affiliates. The auditor will examine 2004 and 2005. The Company has also invoked the dispute resolution process under the license agreement by notifying Roche that a dispute exists with respect to restrictions that Roche has attempted to impose on the scope of the audit. In addition, the Company has invoked the dispute resolution process under the license agreement by notifying Roche that a dispute exists with respect to the appointment of a field monitor to review placements and sales of products and services by Roche in 2006.

The amount and timing of any additional payments that the Company might receive from Roche relating to out-of-field sales in 2004, 2005 and 2006 is uncertain because, among other things: (1) the amount of such sales and placements has not yet been determined; (2) there may be disputes between Roche and the Company concerning the agreement and/or the field monitor’s findings; and (3) the Company does not have a history of Roche payments from which we could reasonably estimate the amount of sales by Roche that payments would be based upon. The Company is in discussions with Roche and is considering various alternative measures to resolve these matters. The Company has not recorded any revenue on the potential future payments from Roche, as the amounts are not reliably measurable in accordance with the criteria set forth in SAB 104.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006 and for the three and nine months ended December 31, 2006 and 2005 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended March 31, 2006 filed with the SEC.

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

The first clinical diagnostic system being developed by us is a clinical analyzer that builds on the M-SERIES instruments we sell in the biosecurity and life science markets. We believe that the clinical analyzer will provide results to a physician rapidly with the same levels of sensitivity, accuracy or consistency as a large instrument in a clinical reference laboratory or in a central laboratory, thereby permitting the physician to make a more timely decision regarding the patient’s course of treatment. Among the applications that we plan to develop is a proprietary approach for determining an individual’s personal immune status through unique diagnostic panels. We will seek approval from the U.S. Food and Drug Administration (FDA) for the clinical analyzer and other in vitro diagnostics products at the appropriate stage of their product development. There can be no assurance that such approval will be obtained.

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

Since fiscal 2005, we have expanded our business model to target the field of vaccines and have obtained rights to certain vaccine candidates through license and option agreements. These vaccine candidates include:

•	Neisseria meningitidis serogroup B and serogroup Y;

•	Neisseria meningitidis serogroup C combination;

•	Haemophilus influenzae type b

•	Group A and Group B Streptococcus;

•	Chlamydia;

•	Candida albicans;

•	Pneumococcus;

•	Anthrax bacilli; and

•	Urinary tract infection (E coli).

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

Results of Operations

Three and nine months ended December 31, 2006 and 2005

Revenues. Total revenues for the quarter ended December 31, 2006 increased to $9.1 million from $5.5 million in the corresponding period in the prior year. Total revenues for the nine months ended December 31, 2006 increased to $18.7 million from $16.5 million in the corresponding period in the prior year. Our consolidated product sales were $5.6 million for the quarter ended December 31, 2006, an increase of $500,000 from $5.1 million in the corresponding period in the prior year. Our product sales were $14.1 million for the nine months ended December 31, 2006, a decrease of $1.3 million from $15.4 million in the corresponding period in the prior year. Royalty income increased to $700,000 for the quarter ended December 31, 2006 from $400,000 in the corresponding period in the prior year, and increased to $1.8 million for the nine months ended December 31, 2006 from $1.1 million in the corresponding period in the prior year. Included in royalty income in the current year periods is approximately $200,000 of accrued royalties for which we now have enough historical information to estimate and accrue royalty income. These royalties had previously been recorded as royalty income when received by us.

During the three months ended December 31, 2006, we also received and recognized as revenue, a $2.8 million payment from Roche. This payment represents Roche’s unilateral, preliminary calculation of amounts owed to us for Roche’s sales to certain customers in 2004 that were outside Roche’s licensed field, under a license agreement between the parties. We have notified Roche that the $2.8 million payment does not represent full satisfaction of Roche’s obligations for 2004 out-of-field sales and we expressly reserved all rights to seek additional payments. Additionally, we do not believe that this payment is indicative of amounts that will be owed for years after 2004. The amount and timing of any additional payments that we might receive from Roche relating to out-of-field sales in 2004, 2005 or 2006 is uncertain because, among other things: (1) the amount of such sales and placements has not yet been determined; (2) there may be disputes between Roche and us concerning the agreement and/or the field monitor’s and the independent auditor’s findings; and (3) we do not have a history of Roche payments from which we could reasonably estimate the amount of sales by Roche that payments would be based upon.

Sales of biosecurity products for the three and nine months ended December 31, 2006 were $2.7 million and $6.3 million, respectively, compared to $1.8 million and $7.2 million in the respective prior year periods. Sales of products for the life science market for the three and nine months ended December 31, 2006 were $2.9 million and $7.8 million, respectively, compared to $3.3 million and $8.2 million in the respective prior year periods. These changes in product sales reflect the change of orders and product deliveries which are based on customers’ requirements.

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

Operating Costs and Expenses. Product costs were $2.2 million (39% of total product sales) for the quarter ended December 31, 2006 compared to $2.5 million (49% of total product sales) in the corresponding prior year period. Product costs were $7.9 million (56% of total product sales) for the nine months ended December 31, 2006 compared to $6.6 million (43% of total product sales) in the corresponding prior year period. The current year includes approximately $300,000 and $800,000 of costs incurred during the three and nine month periods, respectively, in connection with detection module upgrades for certain existing customers. We may incur an additional cost of approximately $600,000 related to these voluntary upgrades during the remainder of fiscal 2007 to enhance overall customer satisfaction. During the three months ended December 31, 2006, we reclassified approximately $200,000 of costs associated with our Quality Systems Initiative (QSI) which were not clearly related to production, as research and development expenses. Product costs also decreased in the current quarter by approximately $400,000 due to higher margin reagent sales being a larger component of the sales mix. Product costs increased in the current nine month period due to higher service costs related to instrumentation. Our future profit margin is subject to change due to a number of uncertainties relating to, among other things, the launch of new instrument systems.

Research and development expenses were $4.9 million for the quarter ended December 31, 2006, which represents an increase of $800,000 from the prior year costs of $4.1 million. Research and development expenses were $13.5 million for the nine months ended December 31, 2006, which represents an increase of $400,000 from the prior year costs of $13.1 million. During the three months ended December 31, 2006, we reclassified approximately $200,000 of costs associated with our QSI project which were not clearly related to production, as research and development expenses. Research and development expenditures also increased in the current three and nine month periods due primarily to higher facilities and consulting costs. Research and development expenses primarily relate to ongoing development costs and product enhancements associated with vaccines, the M-SERIES family of products, development of new assays and research and development of new systems and technologies, including point-of-care products. We expect research and development costs to increase as product development and core research expand, including costs associated with our efforts in vaccines, developing clinical diagnostics and biosecurity testing products, and development of a proprietary approach for determining an individual’s personal immune status through unique diagnostic test panels.

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

Selling, general and administrative expenses were $6.2 million in each of the quarters ended December 31, 2006 and 2005. Selling, general and administrative expenses were $18.5 million in the nine months ended December 31, 2006, compared to prior year costs of $18.8 million. Our changes in selling, general and administrative costs in the quarter and nine months ended December 31, 2006 are primarily attributable to an increase in professional fees, including the fees of the independent field monitor reviewing Roche’s compliance with the license between Roche and us, and the independent auditor examining the sales and accounting records and accounts of all uses of our technology by Roche, offset by lower facilities costs and legal and accounting related fees.

Interest and Other Income / Expense. Interest income was $1.3 million and $100,000 in the quarters ended December 31, 2006 and 2005, respectively, which includes approximately $600,000 and $400,000, respectively, from the accretion of income related to the note receivable from MSD. Interest income was $3.7 million and $2.7 million in the nine months ended December 31, 2006 and 2005, respectively, which includes approximately $1.7 million and $1.2 million, respectively, from the accretion of income related to the note receivable from MSD. During the three months ended December 31, 2005, we recorded a charge against interest income of approximately $158,000 to reflect amortization of the purchase price premium of short-term investments. In addition, during the three and nine months ended December 31, 2005, we recorded an out of period adjustment of $894,000 and $615,000, respectively, to reduce accumulated other comprehensive loss and interest income in order to reflect the amortization related to prior periods of the purchase price premium of short-term investments. The impact of this adjustment for the three and nine months ended December 31, 2005 and on prior interim and annual periods was not material, as the adjustment was comprised of relatively small amounts related to each of the quarterly reporting periods dating back to the quarter ended June 30, 2004. For all periods, comprehensive loss was not impacted by this adjustment.

Other income includes approximately $200,000 and $600,000 of foreign currency gains for the three and nine months ended December 31, 2006, respectively, compared to approximately $200,000 and $600,000 of foreign currency losses for the three and nine months ended December 31, 2005, respectively.

Share-based Payments. In December 2004, the FASB issued SFAS No. 123R, which requires that companies recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments under APB 25, “Accounting for Stock Issued to Employees.” SFAS 123R was effective for the Company’s fiscal year beginning April 1, 2006. We have adopted SFAS 123R using the modified prospective transition method. Under this method, compensation expense is reflected in the financial statements beginning April 1, 2006 with no restatement of prior periods. As such, compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after April 1, 2006 as well as for the portion of awards previously granted that have not vested as of April 1, 2006. We have implemented the straight-line expense attribution method.

Prior to the adoption of SFAS No. 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no employee stock-based compensation expense had been recognized in our Consolidated Statements of Operations for any period prior to our adoption of SFAS No. 123R on April 1, 2006, as the exercise price of the stock options granted to employees and directors was equivalent to the fair market value of the underlying stock at the date of grant.

During the three months ended December 31, 2006, we recorded share-based compensation expense associated with our 2003 Stock Incentive Plan of $175,000, including $3,000 to product costs, $11,000 to research and development, and $161,000 to selling, general and administrative costs. During the nine months ended December 31, 2006, we recorded share-based compensation expense associated with our 2003 Stock Incentive Plan of $513,000, including $16,000 to product costs, $33,000 to research and development, and $464,000 to selling, general and administrative costs.

Net Loss. The net loss for the quarter ended December 31, 2006 was $2.7 million ($0.10 per common share), compared to a net loss of $7.5 million ($0.28 per common share) in the corresponding prior year period. The net loss for the nine months ended December 31, 2006 was $17.1 million ($0.64 per common share), compared to a net loss of $20.7 million ($0.77 per common share) in the corresponding prior year period. The decrease in the net loss is primarily caused by an increase in revenue, including the $2.8 million Roche payment which we received and recognized as revenue in the current periods.

Liquidity and Capital Resources

	December 31, 2006	March 31, 2006
Cash, cash equivalents and short-term investments	$49,988	$69,631
Working capital	58,199	73,414

	Nine Months Ended
	December 31, 2006	December 31, 2005
Cash provided by (used in):
Operating activities	$(18,825)	$(21,549)
Investing activities	20,159	4,161
Financing activities	(58)	(20)
Capital expenditures (included in investing activities above)	(853)	(746)

Cash Used in Operating Activities

Net cash used for operations was $18.8 million and $21.5 million during the nine months ended December 31, 2006 and 2005, respectively. The decrease in cash used for operations in the current period resulted primarily from a lower net loss and lower working capital requirements in the current period, partially offset by lower non-cash adjustments. The non-cash adjustments for the nine months ended December 31, 2006 were primarily from depreciation and amortization, stock-based compensation and the accretion of interest income.

Cash Provided by or Used in Investing Activities

We used approximately $900,000 and $700,000 of cash for the acquisition of equipment and leasehold improvements during the nine months ended December 31, 2006 and 2005, respectively. During the nine months ended December 31, 2006 and 2005, we purchased short-term investments of $21.7 million and $15.2 million, respectively, and we received proceeds of $42.7 million and $20.1 million, respectively, from the sale and maturity of short-term investments.

Cash Used in Financing Activities

During the nine months ended December 31, 2006 and 2005, we declared and paid dividends with respect to shares of series B preferred stock of $68,000 and $20,000, respectively. We received $10,000 for the issuance of our common stock related to the exercise of stock options during the nine months ended December 31, 2006.

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

Pursuant to the license agreement, we and Roche have engaged a field monitor to review placements and sales of products and services by Roche in 2005. The field monitor has been tasked with preparing a written report, including a list of any sales or placements of products and services that were not within the licensed field and identifying sales or placements of products or services in violation of the license grant. The field monitor’s work is expected to continue through April 2007, unless the process is terminated early by either us or Roche. In connection with mutually agreed-upon procedures, we are required to share equally with Roche one-half of the costs incurred, which remaining amount for us is presently estimated at $1.5 million, should the field monitor process continue through completion. Pursuant to the license agreement, Roche must pay to us, within 30 days after receiving the field monitor’s report, 65% of all undisputed revenues earned through out-of-field sales of products for 2005. Although Roche may not knowingly sell or actively market outside the field, they may continue the identified out-of-field sales until we notify Roche in writing that they are prohibited from making any further such sales. For a more complete description of the Roche license, refer to the agreement on file with the SEC.

Although a field monitor has not been engaged to address 2004, we believe that we are entitled to additional payments for out-of-field sales during 2004. We have exercised our contractual right to appoint an independent auditor to examine the sales and accounting records and accounts of all uses of our ECL technology by Roche and its affiliates. The auditor will examine 2004 and 2005. We have also invoked the dispute resolution process under the license agreement by notifying Roche that a dispute exists with respect to restrictions that Roche has attempted to impose on the scope of the audit. In addition, we have invoked the dispute resolution process under the license agreement by notifying Roche that a dispute exists with respect to the appointment of a field monitor to review placements and sales of products and services by Roche in 2006.

We believe that the potential payment to us for out-of-field sales may be material to our financial position, results of operations and cash flows. Based on its 2005 Annual Report, Roche reported ECL (Elecsys) product sales for the year ending December 31, 2005 of CHF 989 million. For each 1% of Roche’s total sales that were out-of-field during 2005, as determined by the field monitor, there would be approximately a $5.2 million positive impact on our financial position, results of operations and cash flows (using the currency conversion rate of Swiss Francs to U.S. Dollars at February 1, 2007 of 0.8047). Actual differences in the amount of Roche ECL (Elecsys) sales or placements or in the currency rates used would change this amount.

The amount and timing of any additional payments that we might receive from Roche relating to out-of-field sales in 2004, 2005 and 2006 is uncertain because, among other things: (1) the amount of such sales and placements has not yet been determined; (2) there may be disputes between Roche and us concerning the agreement and/or the field monitor’s findings; and (3) we do not have a history of Roche payments from which we could reasonably estimate the amount of sales by Roche that payments would be based upon. We are in discussions with Roche and are considering various alternative measures to resolve these matters. We have not recorded any revenue on the potential future payments from Roche, as the amounts are not reliably measurable in accordance with the criteria set forth in SAB 104.

MSD

The MSD joint venture agreement expired upon completion of the merger. As a result, MSD and MST had the option to purchase our interests in MSD and pursuant to the settlement, MSD or MST agreed to purchase, and we agreed to sell, our entire interest in MSD. The purchase of our interests was completed by MST on December 13, 2004.

MST is required to pay us the outstanding purchase price over time in installments equal to the sum of 5% of MSD’s net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of our interests in MSD. As part of the settlement, we received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MSD to us for the purchase price in the form of a credit against amounts we agreed to pay MSD pursuant to the settlement. No further cash payments on the note receivable will be payable by MSD to us pursuant to the buyout until the prepayment credit, which has a balance of approximately $100,000 at December 31, 2006, is no longer deemed outstanding.

Upon the sale of our interests in MSD, we recorded a discounted note receivable of $4.5 million that had a balance at December 31, 2006 of approximately $6.2 million, including approximately $1.4 million classified as other current assets, which represented the net present value of future payments that we expect to realize from the sale of our interests in MSD. Calculating the net present value of future payments that we expect to realize from MSD as payment for the purchase price, requires assumptions about MSD, which are assessed and updated periodically, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the balance sheet at December 31, 2006. We expect that MSD will require substantial additional funding for its ongoing operations. If MSD is not able to obtain this funding, or in the event sufficient net sales or third-party financings of MSD do not materialize, we may not receive all payments due from MST for the purchase of our interests in MSD.

For a more complete description of the sale of our MSD interests and the MSD agreements, see “Part I — ITEM 1, Condensed Consolidated Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4”.

During the nine months ended December 31, 2006 and 2005, operating costs allocated to MSD by us in connection with shared facilities totaled $46,000 and $600,000, respectively. The specific nature and amount of our allocations are being reviewed by MSD.

Contractual Obligations

We have contractual obligations associated with ongoing business activities which will result in cash payments in future periods. In addition, we believe that material commitments for capital expenditures may be required in a variety of areas, such as product development programs, sponsored research and the relocation and build-out of new facilities and related facility infrastructure. We have not, at this time, made material commitments for any such capital expenditures and have not secured additional sources to fund such commitments if they become necessary in the future.

As of December 31, 2006, our material future obligations were as follows (in thousands):

	Operating	Sponsored
Years Ended March 31,	Leases	Research	Total
2007	$1,323	$271	$1,594
2008	5,210	541	5,751
2009	5,382	276	5,658
2010	4,832	178	5,010
2011	3,101	80	3,181
2012 and thereafter	8,366	-	8,366
	28,214	1,346	29,560
Less: sublease income	7,333	-	7,333
Total	$20,881	$1,346	$22,227

Included in the table above is an operating lease in which we subleased certain space at our cost and with equivalent terms and conditions to our primary lease, to companies in which our Chief Executive Officer, Samuel J. Wohlstadter, is the principal and controlling stockholder, a director and the Chief Executive Officer. These companies are therefore considered our affiliates for the purpose of this discussion. The subleases with the affiliated companies provide for annual rental payments to us of approximately $300,000 and such amount is included in the table above as a component of sublease income.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements, as defined by SEC Regulation S-K, Item 303 (a) (4).

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

Revenue Recognition — We derive revenue principally from four sources: product sales, Roche payments, royalty income and contract fees.

Product sales are recognized as revenue when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured and the product is shipped to the customer thereby transferring title and risk of loss. For instrument sales, the instrument and the related installation are considered to be separate elements under EITF 00-21. Revenue is recognized for the instrument upon shipment or delivery, depending on the terms of each order, and is recognized for the installation when complete based upon the residual value method. For instrument and reagent sales, there is no option of return and refund, only the option to repair or replace the product.

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

Roche payments are recorded as revenue on a cash basis, as we do not have sufficient information to reliably estimate such payments in accordance with the revenue criteria described within SAB 104, until the payments have been received by us.

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

Share-based Payments - In December 2004, the FASB issued SFAS No. 123R which requires that companies recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments under APB 25, “Accounting for Stock Issued to Employees.” SFAS 123R was effective for the Company’s fiscal year beginning April 1, 2006. We have adopted SFAS 123R using the modified prospective transition method. Under this method, compensation expense is reflected in the financial statements beginning April 1, 2006 with no restatement of prior periods. As such, compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after April 1, 2006 as well as for the portion of awards previously granted that have not vested as of April 1, 2006. We have implemented the straight-line expense attribution method.

The fair value of stock option grants during the nine month period ended December 31, 2006, were estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	55.00%
Risk-free interest rate	5.06%
Expected option term (in years)	7.5

As our common stock does not have a sufficient amount of historical activity, the expected volatility factor is based primarily upon historical stock prices of comparable publicly traded companies and is used to calculate the expected volatility rate based on the expected term of the equity awards. The expected term is based on the “simplified” method allowed under SAB 107 due to the limited history of employee stock options granted by us. The simplified method calculates the term based on the vesting and contractual terms of the equity awards. The risk-free interest rate used is determined by the market yield curve based upon the risk-free interest rates established by the Federal Reserve, or non-coupon bonds that have maturities equal to the expected term. The dividend yield is based upon the fact that we have not historically granted dividends on our common stock and do not expect to issue dividends in the foreseeable future. Stock options granted prior to April 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123. Alternative estimates and judgments could yield materially different results.

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

We recorded a discounted note receivable which had an original balance of $4.5 million. This note receivable has a balance of approximately $6.2 million at December 31, 2006, including approximately $1.4 million classified as other current assets, which represents the net present value of future payments that we expect to realize from the sale of our interests in MSD. We accrete to fair value using the effective interest method. Calculating the net present value of future payments that we expect to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the consolidated balance sheet at December 31, 2006.

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

Our balance sheet at December 31, 2006 had cash, cash equivalents and short-term investments of $50 million, which is approximately 57% of total assets. We invest excess cash in accordance with a policy approved by our Board of Directors. The policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on our investments by terms and concentrations by type and issuer. We invest our excess cash in money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less. At December 31, 2006, we had invested $19 million in securities of U.S. government agencies, municipal bonds, assets backed securities, and U.S. corporate debt, which were recorded as short-term investments.

Our invested cash is sensitive to changes in interest rates. Based on our cash, cash equivalents and short-term investments balance at December 31, 2006, a 1% movement in interest rates would have an approximately $500,000 impact on our annual interest income and annual net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Us and Our Business

OUR BUSINESS HAS A HISTORY OF LOSSES AND WE EXPECT TO HAVE FUTURE LOSSES AND NEGATIVE CASH FLOW.

We incurred net losses of $27.9 million, $77.6 million and $93.3 million for the years ended March 31, 2006, 2005 and 2004, respectively, and a net loss of $17.1 million for the nine months ended December 31, 2006. We expect to continue to incur operating losses and negative cash flow as a result of our expenses for manufacturing, marketing and sales capabilities, research and product development, and general and administrative costs.

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

We have recorded a net book value for the PCR licenses of $13.9 million at December 31, 2006. If we are unable to successfully develop any products using PCR technology because such PCR technology has become obsolete or the future cash flows attributable to products using PCR technology are insufficient to realize the remaining carrying value of the license, we would be required to write-off the remaining net book value or record an impairment of the value of the PCR license. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.

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

•	our competitors’ introduction of new products, which may affect the purchase decision of or timing of orders by our customers and prospective customers;

•	the amount of expenses we incur in connection with the operation of our business, including:

•	research and development costs, which increase or decrease based on the products in development;

•	sales and marketing costs, which are based on product launches or promotions and sales incentives that might be in effect from time to time;

•	costs incurred in connection with the agreed-upon procedures of the independent field monitor and the independent auditor reviewing Roche’s compliance with their license from us;

•	expenses associated with share-based compensation arrangements, including employee stock options;

•	the amount that we may record related to the potential impairment of the license to use PCR technology;

•	amounts received from MSD or MST as payment for allocated operating costs, the purchase of our interests in MSD and the related accretion of income on the note receivable from MST;

•	unexpected termination of government contracts or orders, which could result in decreased sales and increased costs due to excess capacity, inventory, personnel and other expenses; and

•	additional costs which we may incur as we explore new healthcare opportunities, including costs for acquisitions of technologies, facilities and personnel.

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

MST HAS PURCHASED OUR INTERESTS IN MSD BUT THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE FULL PURCHASE PRICE.

MST purchased our entire interest in MSD and is required to pay us the outstanding purchase price over time, plus simple (cumulated, not compounded) interest at the fixed annual rate of 5.5%. The purchase price is payable over time in installments equal to the sum of 5% of MSD net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of our interests in MSD. We received a prepayment credit of $2.0 million against our payment obligations to MSD in connection with the settlement, and therefore the initial installment payments are being applied against this credit and not paid to us in cash. No further cash payments will be payable to us pursuant to the buyout until the prepayment credit, which has a balance of approximately $100,000 at December 31, 2006, is no longer deemed outstanding.

Because the purchase price is payable only out of a percentage of MSD’s net sales or future financings, our receipt of the purchase price is dependent on MSD’s future performance. In the event sufficient future net sales of MSD or third-party financings do not materialize, we may not receive the full purchase price for our interests in MSD.

We have recorded the net present value of the receivable due to us from the sale of our interests in MSD in the amount of approximately $6.2 million at December 31, 2006, including approximately $1.4 million classified as other current assets. If we do not receive the full purchase price over time, from the sale of our interests in MSD, we would be required to write off the remaining net present value or record an impairment of the value of the receivable. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.

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

We may also experience difficulties or delays in integrating our operations into new facilities. These difficulties might include delays in the availability of a new facility or problems associated with equipment installation. In addition, any facility that we obtain for production of vaccines, clinical testing or biosecurity products will be subject, on an ongoing basis, to a variety of regulatory requirements, including quality systems regulations, international quality standards and other regulatory standards. We may encounter difficulties expanding our manufacturing operations in accordance with these regulations and standards, which could result in manufacturing delays and an inability to meet product demand and our business prospects, could be materially adversely affected.

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

BioVeris Corporation

Date: February 6, 2007	/s/ Samuel J. Wohlstadter
Samuel J. Wohlstadter
Chief Executive Officer
(On behalf of the Registrant and as Its Principal Executive Officer)

Date: February 6, 2007	/s/ George V. Migausky
George V. Migausky
Vice President of Finance Chief Financial Officer
(On behalf of the Registrant and as Its Principal Financial Officer)