Form 10-K
period 2007-03-31
BIOVERIS CORP
filed 2007-06-07
CIK 1264899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended March 31, 2007
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
Yes  ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes  ☐     No ☑
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
Large accelerated filer     ☐      Accelerated filer ☑      Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 29, 2006, computed by reference to the closing sale price of such stock quoted on The Nasdaq National Market on such date, was approximately $192,172,350.
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 25, 2007 was 27,247,902.
Documents Incorporated by Reference: Portions of the definitive Proxy Statement for our 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report.

BIOVERIS CORPORATION
Annual Report On Form 10-K
For The Fiscal Year Ended March 31, 2007
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. All statements contained in this report that are not statements of historical fact, including statements about the proposed merger transaction with Roche Holding Ltd and its wholly-owned subsidiaries and affiliates, which we collectively refer to in this Form 10-K as Roche, markets and potential markets, market growth for diagnostic and vaccine products, potential impact of competitive products, our expectations regarding future revenue, the potential market for products in development, the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, the need for and availability of additional capital and other forward-looking statements included in “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), are forward-looking statements. The words “may,” “should,” “will,” “expect,” “could,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions have been used to identify certain of the forward-looking statements. In this Form 10-K we have based these forward-looking statements on management’s current expectations, estimates and projections and they are subject to a number of risks, uncertainties and assumptions which could cause actual results to differ materially from those described in the forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	completion of the proposed merger transaction with Roche on a timely basis, if at all;

•	changes in our strategy and business plan, including our plans for vaccines, the clinical diagnostics, biosecurity, life science and industrial markets and other healthcare opportunities;

•	our ability to develop and introduce new or enhanced products;

•	our ability to enter into new collaborations on favorable terms, if at all;

•	our ability to expand the distribution and to maintain or increase sales of existing products, including as a result of proposed merger transaction with Roche;

•	changes in customer demand, the timing of significant orders or the demand for rapid testing products in each of our markets;

•	our ability to expand our manufacturing capabilities or find a suitable manufacturer on acceptable terms or in a timely manner;

•	our ability to develop our selling, marketing and distribution capabilities;

•	our and our licensees’ ability to obtain approvals from the U.S. Food and Drug Administration, which we refer to in this Form 10-K as the FDA, and other governmental approvals for our and their clinical testing products or for vaccine products, including regulatory changes, uncertainties or delays;

•	the ability of our licensees to effectively develop and market products based on the technology we license to them;

•	our ability to win competitively awarded government contracts in the future and retain existing government contracts;

•	domestic and foreign governmental and public policy changes, particularly related to healthcare costs and biosecurity funding, that may affect new investments and purchases made by our customers;

•	competition from companies with greater financial and capital resources than ours;

•	availability of financing and financial resources in the amounts, at the times and on the terms required to support our future business;

•	our dependence on a limited number of suppliers for materials used in the manufacturing of our products;

•	rapid technological developments in each of our markets and our ability to respond to those changes in a timely, cost-effective manner;

•	any potential future disputes regarding the scope, permitted use, royalties, payment obligations and other material terms of our license agreements, including those with Roche, which we refer to in this Form 10-K as the Roche License, and with Meso Scale Diagnostics, LLC, which we refer to in this Form 10-K as MSD;

•	our ability to receive payment over time from Meso Scale Technologies, LLC., which we refer to in this Form 10-K as MST, from the sale of our interests in MSD;

•	protection and validity of our patent and other intellectual property rights and the scope of third party patent rights;

•	relationships between us and certain companies with which we are affiliated; and

•	changes in general economic, business and industry conditions.
These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future events. We disclaim any intent or obligation to update these forward-looking statements.
PART I
ITEM 1. BUSINESS
Summary
We are a global healthcare and biosecurity company developing proprietary technologies in diagnostics and vaccinology. We are dedicated to the commercialization of innovative products and services for healthcare providers, their patients and their communities.
We were organized as IGEN Integrated Healthcare, LLC, a Delaware limited liability company, on June 6, 2003, and converted into BioVeris Corporation, a newly formed Delaware corporation on September 22, 2003. On February 13, 2004, IGEN International, Inc., which we refer to in this Form 10-K as IGEN, and Roche consummated a merger transaction pursuant to which Roche acquired IGEN and IGEN simultaneously distributed our common stock to its stockholders.
On April 4, 2007, we and an indirect wholly-owned subsidiary of Roche entered into an Agreement and Plan of Merger, which we refer to in this Form 10-K as the Merger Agreement. Pursuant to the proposed Merger Agreement, a subsidiary of Roche will be merged with and into us, with BioVeris surviving as an indirect wholly-owned subsidiary of Roche. The completion of the proposed merger is subject to a number of customary conditions, including, among others, approval by our stockholders, the absence of certain legal impediments to the consummation of the merger, the completion of a review by the Committee on Foreign Investment in the United States under Section 271 of the Defense Production Act of 1950, as amended, and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which we refer to in this Form 10-K as the HSR Act, and under certain German anti-trust laws, and other customary conditions. The applicable waiting periods under the HSR Act and German anti-trust laws have expired and we have scheduled a special meeting of stockholders for June 25, 2007 at which our stockholders will vote on the Merger Agreement.

For more information about the Merger Agreement, see “ITEM 8 — Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1.” The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed with the Securities and Exchange Commission, which we refer to in this Form 10-K as the SEC, and the terms of which are incorporated herein by reference.
Diagnostics
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
Vaccines
Since fiscal 2005, we have expanded our business model to target the field of vaccines and have obtained rights to certain vaccine candidates through license and option agreements. These vaccine candidates include:
•	Neisseria meningitidis serogroup B and Y

•	Neisseria meningitidis serogroup C, in combination with certain other vaccines;

•	Haemophilus influenzae type b

•	Group A and Group B Streptococcus;

•	Chlamydia;

•	Candida albicans;

•	Pneumococcus;

•	Anthrax bacilli; and

•	Urinary tract infection (E coli).
Under these license and option agreements, we paid certain upfront fees and may also make additional future payments for patent costs, milestone fees, including for initiating and completing human clinical trials and receiving regulatory approvals, and royalties on future sales.
In connection with our efforts to determine an individual’s personal immune status through unique diagnostic test panels, we entered into a license and research agreement with Jewish General Hospital or JGH in Montreal under which we received an exclusive, worldwide license to the use of a JGH database that contains demographic data and the serologic status of an immigrant population linked to numerous infectious diseases.
Investor Information
We were organized as IGEN Integrated Healthcare, LLC, a Delaware limited liability company, on June 6, 2003, and converted to BioVeris Corporation, a newly formed Delaware corporation, on September 22, 2003. Our executive offices are located at 16020 Industrial Drive, Gaithersburg, Maryland 20877. Our Internet website is located at http://www.bioveris.com. Information contained on our website is not part of this Form 10-K or any other filing which may incorporate by reference this Form 10-K. We provide to the public on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as practicable after such material is filed electronically with, or furnished to, the SEC. Any report, proxy statement or other information we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding issuers that file electronically with it.

Our Strategy
Our strategy is based on the direct development and sale of products utilizing our technologies, while at the same time entering into collaborations with third parties that can assist us in product development, manufacturing and marketing efforts. Key elements of our strategy are to:
•	pursue collaborative relationships to accelerate new product development and enhance global manufacturing and marketing capabilities; however, under the terms of the Merger Agreement, we currently have restrictions on our ability to pursue such relationships;

•	establish leadership positions in emerging markets;

•	develop and market product line extensions and an expanded menu of assays; and

•	maximize high value-added opportunities in vaccines.
Our Technology
Our technologies, include:
•	ECL technology developed and owned by us;

•	various improvements to ECL technology developed by Roche and licensed to us;

•	polymerase chain reaction technology developed by Roche and licensed to us for use in several specified markets, including the human and animal in vitro diagnostics markets, which we refer to in this Form 10-K as PCR technology; and
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
Vaccines
Since fiscal 2005, we have expanded our business model to target the field of vaccines and have obtained rights to certain vaccine candidates through license and option agreements. These vaccine candidates include:
•	Neisseria meningitidis serogroup B and Y

•	Neisseria meningitidis serogroup C, in combination with certain other vaccines;

•	Haemophilus influenzae type b

•	Group A and Group B Streptococcus;

•	Chlamydia;

•	Candida albicans;

•	Pneumococcus;

•	Anthrax bacilli; and

•	Urinary tract infection (E coli).
Under these license and option agreements, we paid certain upfront fees and may also make additional future payments for patent costs, milestone fees, including for initiating and completing human clinical trials and receiving regulatory approvals, and royalties on future sales.
Products and Markets Using Our Technology
The following table summarizes the range of products that we have licensed, developed or are developing:
BioVeris Products

Diagnostics	Customer Application	Market	Status
M-SERIES (clinical diagnostics analyzer and tests)	Screen, monitor and diagnose medical conditions	Clinical	Development

M-SERIES (M384 Analyzer, reagents, biomarkers and antibody panels)	Drug discovery and development	Life science	Product sales

M-SERIES (M1M Analyzer, reagents, biomarkers and antibody panels)	Drug discovery and development	Life science	Product sales

M-SERIES (M1M(R) Analyzer and reagents)	Detection of food and beverage contaminants and bacteria, viruses and toxins	Biosecurity	Product sales

Cell culture reagents	Biological research	Life science	Product sales

Vaccines	Customer Application	Market	Status
Neisseria meningitides serogroup B, Y and C (combination only)	Preventative medicine	Vaccine	Pre-clinical research

Haemophilus influenzae type b	Preventative medicine	Vaccine	Pre-clinical research

Group A & B streptococcus	Preventative medicine	Vaccine	Pre-clinical research

Chlamydia	Preventative medicine	Vaccine	Pre-clinical research

Group A streptococcus	Preventative medicine	Vaccine	Pre-clinical research

Pneumococcus	Preventative medicine	Vaccine	Pre-clinical research

Anthrax bacilli	Preventative medicine	Vaccine	Pre-clinical research

Urinary tract infection (E. coli)	Preventative medicine	Vaccine	Pre-clinical research

Candida albicans	Preventative medicine	Vaccine	Pre-clinical research
The following table summarizes the range of products that our licensees have developed using our ECL technology. For a description of the commercial arrangements and license agreements that we have with our licensees see “Business-Collaborations and License Arrangements.”

Licensee Products	Customer Application	Market	Status	Licensee
Elecsys 2010 /ECL module of E170 / cobas e 601 /cobas e 411	Screen, monitor and diagnose medical conditions	Clinical	Product sales	Roche

NucliSens/NASBA QR	Screen, monitor and diagnose medical conditions	Clinical	Product sales	bioMérieux

	Screen, monitor and diagnose medical conditions	Life science	Product sales	bioMérieux

Picolumi	Screen, monitor and diagnose medicak conditions	Clinical	Product sales	Eisai (Japan)

Sector product line	Drug discovery and development	Life science	Product sales	MSD
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

Our M-SERIES M1M Analyzer is designed to function in demanding field environments, as well as in the laboratory. The M1M is an automated analyzer designed for use with our BioVerify(TM) test kits for the detection of botulinum neurotoxins, anthrax, ricin, staphylococcal enterotoxins A and B, E. coli O157, and salmonella, among others. The system has easy-to-use sample handling and can detect biological agents quickly and with high sensitivity. System software reports positive or negative results automatically in a standard format. The M1M Analyzer was built with specification and configuration inputs from our customers and is designed to meet the needs of field, mobile and centralized laboratories. The M-SERIES M1M Analyzer was also designed for use by first responders, such as trauma centers, emergency medical workers, firefighters and police. We market the M-SERIES product family directly through our own sales, marketing and applications teams. M1M instrument systems originally designed for the biosecurity market are now also being used in life science.
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
Life Science. We provide products and services for the discovery and development of new drugs to the life science market. Our product development and marketing efforts center on two M-SERIES instruments — the M384 and the M1M(R) instruments — each of which build on the ECL technology-based applications provided by the M-SERIES systems.
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
During 2007, we introduced for sale eight new products for use in life science research. These new products are focused on meeting the demand among pharmaceutical and biotechnology companies for a means to measure potential immune response to protein-based therapeutics that are in development. Two of the new products are pharmacodynamic biomarkers designed to measure cytokine levels that may be elevated in response to a drug treatment. These cytokine products detect human IL-2 and TNF-a, molecules that are up-regulated in inflammation and in many immune responses. In addition, six of the new products can be used for immunogenicity testing, assay development, and hybridoma screening. These products compose a panel of antibodies that are prelabeled with our detection label BV-TAG™ Plus and may be used to quantitate and characterize the following mouse antibodies: IgM, IgG, IgG1, IgG2a, IgG2b, and IgG3.
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
Point-of-Care Systems. Many diagnostic tests performed today involve a follow-up treatment decision by the physician because the test and treatment process are usually decoupled. In most situations, samples of blood are drawn from a patient in the physician’s office, emergency room or hospital room and sent to a laboratory at another location where the tests are performed. Test results are normally returned to the physician several hours or even several days later. We believe that there is demand among physicians, patients and third-party payers for clinical diagnostic products that reduce turnaround time by bringing laboratory testing closer to the patient and providing the physician with fast, quality and cost-effective results thereby permitting the physician to deliver prompt feedback to the patient.
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
We are developing a new instrument system, a clinical analyzer that would be a part of our M-SERIES family of instruments. We plan to integrate ECL and other technologies into a small, expandable and modular system for the performance of immunodiagnostic and nucleic acid tests. The clinical analyzer is being designed for ease of use and the ability to provide fast results and is expected to be marketed to clinical point-of-care sites bringing laboratory testing closer to the patient thereby providing the associated benefits described above. We believe that the clinical analyzer may also be used in clinical reference laboratories, central hospital laboratories and blood banks, which presently constitute the majority of the clinical diagnostics market. Currently, most available immunoassay tests for use at the clinical point-of-care sites are often not as sensitive, accurate, or consistent as similar tests run in a central laboratory. We believe the clinical analyzer under development will provide rapid turn-around time with the same levels of sensitivity, accuracy and consistency as a large instrument in a clinical reference laboratory or a hospital central laboratory.
We have also explored collaborative business arrangements to accelerate the development, manufacture and marketing of ECL technology-based products for clinical point-of-care applications.
Clinical/Reference and Central Hospital Laboratory Systems. One of the significant applications of ECL technology is in large, highly automated clinical immunodiagnostic systems used in clinical reference laboratories, central hospital laboratories and blood banks. These laboratories currently constitute the vast majority of the clinical diagnostics market. To serve these laboratories, systems must be able to perform a wide variety of immunodiagnostic tests on a large number of samples consistently, cost effectively and quickly. Although we do not currently manufacture or sell products for the clinical diagnostics market, we may pursue opportunities for the clinical reference and central hospital laboratory market segment, including through collaborative arrangements.
Vaccines
In fiscal 2005, we expanded our business model to target the field of vaccines and have rights to certain vaccine candidates through license and option agreements.

Neisseria meningitidis serogroup B, serogroup Y and serogroup C (for combinations only)
Meningococcal disease is a bacterial infection that strikes approximately 1.2 million people worldwide each year, causing meningitis or sepsis in the majority of cases. Approximately 10% of the individuals who contract meningococcal disease will die. Of the survivors, up to 20% suffer long-term permanent disabilities such as hearing loss, brain damage and limb amputations. Meningococcal disease often begins with symptoms that can be mistaken for common viral illnesses, such as the flu. It can progress very rapidly and kill an otherwise healthy young person in 48 hours or less. Communitywide outbreaks of meningococcal disease can persist for several months and controlling them remains a major challenge in public health.
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
We have entered into license and option agreements for exclusive patent rights to unique vaccine candidate for Neisseria meningitidis serogroup B and serogroup Y and now have candidates for vaccines against bacterial meningitis, including that of streptococcal, pneumococcal and meningococcal origin. We have also entered into a license agreement for nonexclusive, worldwide patent rights and know-how to use Neisseria meningitidis group C vaccine as a component in new vaccine candidates for the prevention of meningitis and sepsis. The new combination vaccine candidates would consist of the Neisseria meningitidis group C components and additional vaccine candidates to protect against other disease causing organisms.
We believe that the availability of an effective vaccine that would prevent meningococcal disease, for use by various population groups, could satisfy a significant unmet medical need. These vaccine candidates, which may be used in combination with other vaccines, are expected to have the advantage of reducing the number of injections that a child would receive during a single office visit.
Haemophilus influenzae type b
Haemophilus influenzae type b (Hib) disease predominantly occurred as meningitis during the pre-vaccine era in the United States, originally accounting for 50-65 percent of cases. Presently there are licensed Hib vaccines available and recommended as part of the childhood immunization schedule, but none are licensed in combination with other bacterial vaccines for infants in the United States.
We have entered into a license agreement for exclusive patent rights to a unique vaccine candidate for Hib under which we received exclusive rights, subject to potential future modification, to patents and know-how related to the manufacture, production, use, marketing, distribution and sale of the vaccine or vaccine combination candidates. As with Neisseria meningitidis serogroup B, serogroup Y and serogroup C, this vaccine candidate for Hib may be used in combination with other vaccines, and is expected to have the advantage of reducing the number of injections that a child would receive during a single office visit.
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
Group B Streptococcus
We have entered into agreements under which we license patent rights to candidates for a GBS conjugate vaccine. GBS is a leading cause of sepsis, pneumonia, and meningitis among newborns. Approximately 25% of pregnant women are carriers for GBS and the newborn infection is predominantly transmitted from mother to baby during labor. Although antibiotic intervention has been used during labor to reduce the rate of disease, the incidence of GBS early-onset disease remains at 0.5 per 1000 live births, and the incidence of late-onset disease remains at 0.3 per 1000, with an overall mortality rate of approximately 4%. In addition, GBS accounts for 4 to 7 cases of serious disease per 100,000 non-pregnant adults, with a mortality rate of approximately 20%. As a result, the Centers for Disease Control have stated that “intrapartum chemoprophylaxis is not a permanent or comprehensive strategy for GBS disease prevention,” and that “further work on GBS vaccine development is warranted.”
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
Some pneumococci bacteria are encapsulated with their surfaces composed of complex polysaccharides and such encapsulated bacteria are pathogenic for humans. They are antigenic and form the basis for classifying pneumococci by serotypes of which ninety serotypes have been identified. After the widespread use of the 7-valent pnuemococcal vaccine, replacement serotypes have emerged. Serotype replacement currently results in an ongoing need for pneumococcal vaccine development.
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
Collaborations and License Arrangements
We expect to explore and negotiate collaborative business arrangements to accelerate the research, development, manufacture and marketing of ECL technology-based products and vaccines. Under the terms of the Merger Agreement, we currently have restrictions on our ability to pursue such relationships. In addition, we have license arrangements with Roche Diagnostics, bioMérieux, Eisai and MSD.
Roche Diagnostics
Effective in February 2004, we granted Roche a worldwide, non-exclusive, royalty-free license to patents and information relating to our proprietary ECL technology, subject to certain limitations described in the Roche License. The license may be used by Roche to commercially exploit only certain ECL products and is royalty-free provided such products are used in a specified field. Our right to terminate the license is restricted, except under certain circumstances.
Pursuant to the Roche License, we and Roche have engaged a field monitor to review placements and sales of products and services by Roche in 2005. The field monitor was tasked with preparing a written report, including a list of any sales or placements of products and services that were not within the licensed field and identifying sales or placements of products or services in violation of the license grant. While the field monitor’s work has been completed, they will not issue their written report pending the completion of the proposed merger between us and Roche. Although Roche may not knowingly sell or actively market outside the field, they may continue the identified out-of-field sales until the Company notifies Roche in writing that they are prohibited from making any further such sales. The Company has notified Roche that it is prohibited from making any further sales to certain types of customers. For a more complete description of the Roche License, refer to the agreement on file with the SEC.
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

bioMérieux
bioMérieux, Inc., or bioMérieux, has a license from us for the development and worldwide use, manufacture and sale of ECL technology-based nucleic acid test systems on a non-exclusive basis for certain segments of the clinical diagnostics and life science markets. bioMérieux specializes in products for central hospital laboratories and blood banks and has incorporated its proprietary nucleic acid sequence-based amplification technology and ECL technology into its NucliSens line of diagnostic virology products, which are marketed with test kits for the detection of HIV-1 RNA and CMV (cytomegalovirus). Our agreement with bioMérieux extends until September 2011 and we receive royalty payments from bioMérieux on the relevant product sales by bioMérieux.
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
MSD
As part of the merger and related transactions between IGEN and Roche, we assumed IGEN’s interest in MSD, a joint venture formed in 1995 by IGEN and MST, which is a company established and wholly-owned by Mr. Jacob Wohlstadter, a son of our chief executive officer. An independent committee of IGEN’s board of directors, with the advice of independent advisors and counsel, negotiated and approved the MSD agreements.
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
The joint venture agreement among MSD, MST and us, which we refer to in the Form 10-K as the MSD joint venture agreement, expired upon completion of the IGEN merger and related transactions. As a result, MSD and MST had the right to purchase our interests in MSD and pursuant to the settlement agreement we entered into with MSD, MST and Jacob Wohlstadter in August 2004, which is referred to in this Form 10-K as the settlement, in December 2004 MST purchased our interests in MSD. For a more complete description of this purchase and the MSD agreements, see “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “ITEM 8 — Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements — Note 5.”
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
We own or have exclusively licensed numerous issued and pending U.S. patents and patent applications in the diagnostics field. Additionally, we own or have exclusively licensed granted foreign patents and pending foreign patent applications in the diagnostics field. These patents and patent applications are important to our business and cover various aspects of ECL technology and products, as well as the methods for their production and use.
The pending patent applications in the diagnostics field may not be granted and others may challenge our patents. Certain ECL patents have begun to expire; however, patent coverage for certain key aspects of our ECL technology will continue through 2022 in the U.S. We plan to continue to protect our technology with new patent filings, which could further extend our patent coverage.

We also have exclusively licensed certain issued U.S. patents and pending U.S. patent applications in the field of vaccines. Additionally, we have exclusively licensed certain granted foreign patents and pending foreign patent applications in the field of vaccines.
Our business could be harmed if we lose our patent protection or if pending patents are not issued to us. See “ITEM 1A — Risk Factors — Risks Relating to Us and Our Business — The success of our business depends on patents that will expire over time and that must be actively pursued, obtained, maintained and protected”; and, “ITEM 1A — Risk Factors — Risks Relating to Us and Our Business - Our business could be harmed if we infringe, or our licensees are alleged to have infringed, the intellectual property of others.”
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
Life Science Research Products
Our life science products that are sold for research use only, including the M-SERIES instruments, must be properly labeled as “for research use only — not for use in diagnostic procedures”, as required by the FDA, but do not generally require FDA approval prior to marketing. Research does not include clinical investigations and is narrowly defined by the FDA to apply to the early development of product concepts. The FDA has begun to impose distribution requirements and procedures on companies selling research use only products, such as the requirement that the seller receive specified representations from its customers as to the customers’ intended use of the product. We expect that the FDA will develop additional restrictions of this nature, some of which may adversely affect us.

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
Vaccines
In the U.S., our potential vaccine products are primarily regulated under Federal law and are subject to rigorous FDA approval procedures. No vaccine product can be marketed in the U.S. until an appropriate application is approved by the FDA. The FDA applies the approval procedures on a product-by-product basis and typically requires, among other things, an extensive three-phase human clinical testing program. In Phase I, studies are conducted with a relatively small number of subjects to begin to assess the safety of the product. In Phase II, the product is evaluated in a larger group of subjects to begin to assess efficacy and appropriate dosing. Phase III studies are conducted in the target population with a number of subjects that is large enough to provide sufficient data to establish statistically the safety and efficacy of the product. The FDA approves products to treat specified medical conditions or disorders. Further studies would be required to market the product for other uses. The FDA must inspect and approve all facilities used to manufacture, fill, test and distribute biologic products. If any change in manufacturing facilities or processes occurs after FDA approval, additional regulatory review and possibly additional clinical studies may be required.
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
During the years ended March 31, 2007, 2006, and 2005, agencies of the U.S. government accounted for 33%, 30%, and 27% of our total revenue, respectively, and 52% and 44% of our total accounts receivable as of March 31, 2007 and 2006, respectively.
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
We expect to compete with a number of domestic and international companies, including Roche, Johnson & Johnson, Abbott Laboratories, Siemens, Biosite Incorporated and Dade Behring, Inc. Many of our competitors now have and in the future may continue to have access to greater resources than we do and, therefore, may be better equipped than we are to develop, manufacture, market and sell their products. These companies may develop and introduce products and processes competitive with or superior to ours. In addition, we will directly compete against our current and future licensees, including bioMérieux, Roche and MSD.
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
See “ITEM 1A — Risk Factors — Risks Relating to Us and Our Business — We have limited manufacturing experience, which puts us at a competitive disadvantage and could have a material adverse effect on our business, financial condition and revenue,” “ITEM 1A — Risk Factors — Risks Relating to Us and Our Business — We have limited manufacturing facilities for our products and we may not find additional facilities suitable for future growth, which could materially adversely affect our business and prospects” and “ITEM 1A — Risk Factors — Risks Relating to Us and Our Business — We depend on a limited number of suppliers for materials used in the manufacturing of our products, and any interruption in the supply of those materials could hamper our ability to manufacture products and meet customer orders.”
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
Human Resources
As of May 15, 2007, we and our subsidiaries employed 206 individuals, of whom 135 were engaged in research, product development, manufacturing and operations support, and 42 in marketing, sales and applications support and general administration. Of our employees, 27 have Ph.D. degrees. None of our employees is covered by a collective bargaining agreement and management considers relations with its employees to be satisfactory.
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
Executive Officers of BioVeris Corporation
The names and ages of our executive officers at May 25, 2007 and their respective positions and offices with us are set forth below.
Samuel J. Wohlstadter, age 65, is our Chairman of the Board of Directors and Chief Executive Officer. He was one of the founders of IGEN and, from IGEN’s formation in 1982 until its merger with Roche, he was IGEN’s Chairman of the Board and Chief Executive Officer. Mr. Wohlstadter has been a venture capitalist for more than 25 years and has experience in founding, supporting and managing high technology companies, including Amgen Inc., a biotechnology company, and Applied Biosystems, Inc., a medical and biological research products company. Mr. Wohlstadter is also Chief Executive Officer of Hyperion Catalysis International, an advanced materials company, which he founded in 1981; of Wellstat Therapeutics Corporation, a drug discovery company, which he founded in 1985; of Proteinix Corporation, a development stage company organized to conduct research in intracellular metabolic processes, which he founded in 1988; and of Wellstat Biologics Corporation, a drug discovery company, which commenced operations in 1994.
George V. Migausky, age 52, has served as our Vice President and Chief Financial Officer and Secretary since September 2003. From 1985 until the completion of IGEN’s merger with Roche, he was IGEN’s Vice President and Chief Financial Officer. Between 1985 and 1992, in addition to serving as IGEN’s Chief Financial Officer on a part-time basis, Mr. Migausky also served as financial advisor to several other privately held companies. Prior to joining IGEN in 1985, he spent nine years in financial management and public accounting positions, most recently as a Manager with the High Technology Group of Deloitte & Touche.

ITEM 1A. RISK FACTORS
Forward-Looking Information and Risk Factors That May Affect Future Results
Risks Relating to Us and Our Business
THE EFFECT ON US AND OUR STOCKHOLDERS IF THE MERGER WITH ROCHE WERE NOT TO BE COMPLETED COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS PROSPECTS AND FINANCIAL CONDITION, INCLUDING THE LIKELIHOOD THAT IN SUCH EVENT, THE PRICE THAT MIGHT BE RECEIVED BY OUR HOLDERS OF COMMON STOCK IN THE OPEN MARKET WOULD BE LESS THAN THE PER SHARE CASH PRICE TO BE PAID IN THE MERGER.
Should the proposed merger with Roche not be completed, the effect of the resulting public announcement of termination of the Merger Agreement on the market price of our common stock would be significant. In that regard, the market price could be affected by many factors, including:
•	the reason or reasons for which the Merger Agreement was terminated and whether such termination resulted from factors adversely affecting us;

•	the status of the ongoing out-of-field sales issue with Roche and the results of various field monitor and audit processes;

•	the possibility that, as a result of the termination of the Merger Agreement, the marketplace would change its view of the potential value to us of Roche’s out-of-field sales under the Roche License;

•	the possibility that, as a result of the termination of the Merger Agreement, the marketplace would consider us to be an unattractive acquisition candidate;

•	the possible sale of shares of our common stock by short-term investors following an announcement of termination of the Merger Agreement;

•	our ability to obtain additional debt and/or equity financing on terms that were acceptable to us in light of our available cash resources and our expected future cash flows;

•	the possibility that, as a result of the announcement of the Merger Agreement, our product sales may decline or customers may defer placing orders;

•	the resolution of the disagreements with Roche regarding payments for out-of-field sales under the Roche License and future interaction between us and Roche, including the risks of litigation that could be expensive and prolonged; and

•	our ability to attract and retain key personnel.
While the potential payment to us for out-of-field sales by Roche may be material to our financial position, results of operations and cash flows, the amount and timing of any payments for past as well as future out-of-field sales we might receive from Roche is uncertain, speculative and difficult to quantify. In addition, the costs and difficulty of resolving the issues with Roche, including the management time, would be significant.
In addition, there would be disruption to our business that may result from the announcement of the transaction and the resulting distraction of the attention of our management and employees. The Merger Agreement contains certain limitations regarding the operation of our business during the period between the signing of the Merger Agreement and the completion of the proposed merger.
The terms of the Merger Agreement includes provisions prohibiting us from soliciting an alternate takeover proposal from a third party, or entering into negotiations or discussions regarding an alternate proposal unless such proposal is deemed to be a “superior proposal” by our board of directors. It also includes a $12.0 million termination fee to be paid to Roche if the Merger Agreement is terminated under circumstances specified in the Merger Agreement.
The effect on us and our stockholders if the merger with Roche were not to be completed could have a material adverse effect on our business prospects and financial condition.

OUR BUSINESS HAS A HISTORY OF LOSSES AND WE EXPECT TO HAVE FUTURE LOSSES AND NEGATIVE CASH FLOW.
We incurred net losses of $30.5 million, $27.9 million and $77.6 million for the years ended March 31, 2007, 2006 and 2005, respectively. We expect to continue to incur operating losses and negative cash flow as a result of our expenses for manufacturing, marketing and sales capabilities, research and product development, and general and administrative costs.
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
Many of our potential products, including certain M-SERIES products, are at an early stage of development and we have not introduced any clinical diagnostics products into the marketplace. Products under development require additional research and development efforts, including clinical testing and regulatory approval, prior to commercial use. Our potential products are subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibilities that:
•	our design or approach may not be successful;
•	our products may not be compatible with existing technology or may rely on technology that has become obsolete;
•	our products may be found ineffective or fail to meet the applicable regulatory standards or receive necessary regulatory clearances;
•	our estimates of the market size and potential for our products may prove incorrect;
•	third parties may market superior or equivalent products;
•	our products may not be recognized or accepted in the market due to unfamiliar brand names; and
•	our product development costs may outweigh potential future cash flows associated with those products.
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

We have recorded a net book value for the PCR licenses of $13.4 million at March 31, 2007. If we are unable to successfully develop any products using PCR technology because such PCR technology has become obsolete or the future cash flows attributable to products using PCR technology are insufficient to realize the remaining carrying value of the license, we would be required to write-off the remaining net book value or record an impairment of the value of the PCR license. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.
OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO BE VOLATILE.
Our quarterly operating results will depend upon:
•	the volume and timing of orders and product deliveries for biosecurity products, M-SERIES systems or other products, which are based on our customers’ requirements that may vary over time;

•	the success of M-SERIES system upgrades and enhancements and customer acceptance of those enhancements and upgrades;

•	costs incurred related to expansion into the field of vaccines;

•	the amount of revenues recognized or collectible from royalties and other contract revenues, which revenues are dependent upon the efforts and compliance of our licensees and collaborators, including Roche;

•	whether our instruments are sold or leased to customers, which will affect the timing of the recognition of revenue from the sale or lease;

•	the timing of our introduction of new products, which could involve increased expenses associated with product development and marketing;

•	the volume and timing of product returns and warranty claims, which, if products are returned or have warranty claims that are unexpected, may involve increased costs in excess of amounts reserved for returns or claims;

•	our competitors’ introduction of new products, which may affect the purchase decision of or timing of orders by our customers and prospective customers while the competitors’ product is assessed;

•	the amount of expenses we incur in connection with the operation of our business, including:
•	costs associated with Roche and the related merger transaction, including costs incurred in connection with the agreed-upon procedures of the independent field monitor and the independent auditor reviewing Roche’s compliance with their license from us;

•	research and development costs, which increase or decrease based on the products in development;

•	sales and marketing costs, which are based on product launches or promotions and sales incentives that might be in effect from time to time;

•	expenses associated with share-based compensation arrangements, including employee stock options;

•	the amount that we may record related to the potential impairment of the license to use PCR technology;

•	amounts received from MSD or MST as payment for allocated operating costs, the purchase of our interests in MSD and the related accretion of income on the note receivable from MST;

•	unexpected termination of government contracts or orders, which could result in decreased sales and increased costs due to excess capacity, inventory, personnel and other expenses; and

•	additional costs which we may incur as we explore new healthcare opportunities, including costs for acquisitions of technologies, facilities and personnel.
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
One aspect of our strategy is to enter into collaborative relationships with established healthcare and other companies to assist us in developing our technologies or manufacturing or marketing our products for certain markets. We may not be able to enter into collaborations on terms that are favorable to us, if at all. In addition, we cannot assure that third parties, including our licensees, suppliers or others will not object to possible new collaborations. In addition, under the terms of the Merger Agreement, we currently have restrictions on our ability to pursue such relationships.
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
OUR BUSINESS COULD BE HARMED IF WE HAVE FUTURE DISAGREEMENTS WITH ROCHE OVER THE SCOPE OF THE LICENSE AGREEMENT.
Roche, through one of its affiliates, has been licensed by us to exploit ECL technology, subject to the limitations of the Roche License. Although the terms of the license agreement were negotiated in an effort to minimize the areas of potential future disputes, there are no assurances that we and Roche will continue to agree on the scope, permitted use and other material terms of the license agreement. Current and future disputes with Roche, or future disputes with any licensee, over the scope of the license agreement, such as disputes over the field, the types of products that Roche is permitted to develop and sell, or royalties owed, including payments for sales by Roche of licensed products that employ ECL technology and which are outside the licensed field, might lead to lengthy and costly legal proceedings, which could adversely affect our financial condition and future business prospects.

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
We have recorded the net present value of the receivable due to us from the sale of our interests in MSD in the amount of approximately $6.0 million at March 31, 2007, including approximately $1.6 million classified as other current assets. If we do not receive the full purchase price over time, from the sale of our interests in MSD, we would be required to write off the remaining net present value or record an impairment of the value of the receivable. Such a write-off or the recording of such an impairment could have a material adverse effect on our future results of operations.
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
We intend to expand our business through internal development programs and through new or expanded collaborative arrangements. MSD may view the scope of its exclusive license and other rights under its license agreement and other agreements with us in a way that interferes with or precludes us from proceeding with one or more development programs. There are no assurances that MSD will not object to our future business plans, whether conducted independently or through a collaborative arrangement, including our Merger Agreement with Roche. Additionally, MSD may believe that we must obtain MSD’s consent prior to entering into proposed collaborative arrangements. The other party to a proposed collaboration with us may also require us to obtain MSD’s consent to avoid any future disputes or disagreements. For example, in connection with the 2004 merger and related transactions between Roche and IGEN, Roche required IGEN to obtain MSD’s consent to the execution and delivery of the license agreement. If we are required to obtain MSD’s consent for any reason in the future, there are no assurances that we will be able to obtain that consent at all or on terms that would not have an adverse effect on our business, financial condition or results of operations. In addition, if we choose not to obtain MSD’s consent, MSD may sue us to enforce rights it believes it has. Such a lawsuit could materially harm our business and future business prospects.
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
U.S. government contracts may span one or more years and may include multiple renewal options in favor of the U.S. government. U.S. government agencies generally have the right not to exercise these option periods for any reason, including lack of funding, or if the agency is not satisfied with the counterparty’s performance of the contract. If the U.S. government terminates or fails to renew upon expiration any of our contracts, our financial condition and operating results could be materially adversely affected.
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
In addition, as a result of their stockholdings, certain of our executive officers and directors could have significant influence over the outcome of potential transactions, including any acquisition transactions, that may be supported or opposed by other stockholders. For example, concurrently with the execution of the Merger Agreement, Roche entered into a Stockholders Agreement with Mr. Wohlstadter, our chairman and chief executive officer, and his wife, Nadine Wohlstadter (together the “Stockholders”), pursuant to which the Stockholders have agreed to vote all of their shares of Common Stock and Series B Preferred Stock in favor of the Merger Agreement.
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
THE EXON-FLORIO ACT MAY INHIBIT POTENTIAL ACQUISITION BIDS, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.
Section 721 of Title VII of the Defense Production Act of 1950, also known as the Exon-Florio Act, authorizes the President of the U.S. or his designees to initiate an investigation into the potential effects on national security of a business combination of a U.S. corporation and a foreign entity that could result in foreign control of the U.S. corporation. Subject to certain exceptions, under the Exon-Florio Act, the president may suspend or prohibit any foreign acquisition, merger or takeover of a U.S. corporation if there is credible evidence that the foreign entity exercising control might take action that threatens national security and there is no provision of law adequate to protect national security. Due to our current and potential future involvement in the biodefense industry, the Exon-Florio Act could inhibit potential acquisition bids from foreign entities, which could adversely affect the market price of our common stock. The Merger Agreement with Roche is currently under review pursuant to the Exon-Florio Act.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Our principal administrative, marketing, manufacturing and research and development facilities consist of approximately 317,000 square feet located in several buildings in Gaithersburg, Maryland, of which approximately 178,000 square feet is currently under sublease. We have an additional 9,000 square feet of leased research and development, sales and office facilities in San Diego, California; the District of Columbia; and Oxfordshire, England.
Our leases expire at various times during fiscal years 2008 through 2015. We believe that current facilities should be adequate for immediate business requirements but additional facilities may be required if we successfully expand our business operations.
See “ITEM 1A — Risk Factors — Risks Relating to Us and Our Business — We Have Limited Manufacturing Facilities For Our Current Products And We May Not Find Additional Facilities Suitable For Future Growth, Which Could Materially Adversely Affect Our Business And Prospects” and “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock began trading on February 17, 2004 and is quoted on The Nasdaq National Market under the symbol “BIOV.” Prior to that time, there was no public market for our common stock. As of May 17, 2007, there were approximately 151 holders of record of our common stock. The number of record holders is based on the actual number of holders in our books and does not include holders of our common stock in “street” name or individual participants in security position listings maintained by depositary trust companies.
The following table sets forth the range of high and low bid price per share of our common stock as quoted on The Nasdaq National Market for fiscal 2007 and 2006.

Year ended March 31, 2007	High	Low
First quarter	$8.35	$3.39
Second quarter	10.00	5.65
Third quarter	14.25	8.25
Fourth quarter	14.27	11.00

Year ended March 31, 2006	High	Low
First quarter	$5.49	$4.11
Second quarter	6.09	4.20
Third quarter	6.34	4.35
Fourth quarter	5.10	3.72
No cash dividends have been paid on our common stock to date, and we currently intend to retain any earnings for development of our business.
2003 Stock Incentive Plan
In September 2003, our Board of Directors adopted the 2003 stock incentive plan pursuant to which 5.3 million shares of our common stock have been reserved for issuance upon the exercise of options granted under the plan. The 2003 stock incentive plan was approved by IGEN stockholders prior to the completion of the merger and related transactions on February 13, 2004. The following table sets forth certain information as of March 31, 2007 with respect to the equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders.

			Number of securities
	Number of securities to	Weighted-average	remaining available for future
	be issued upon exercise	exercise price	compensation plans (excluding
	of outstanding options	of options	securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	911,800	$7.05	3,867,348
Equity compensation plans not approved by security holders
Total	911,800	$7.05	3,867,348

For more information about our 2003 stock incentive plan, see “ITEM 8 — Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 3”.
Series B Preferred Stock
On February 17, 2004, we sold 1,000 shares of series B preferred stock to Samuel J. Wohlstadter for an aggregate consideration of $7.5 million. The shares of series B preferred stock were not, and will not be, registered under the Securities Act of 1933 and were sold solely to Samuel J. Wohlstadter pursuant to Section 4(2) of the Securities Act of 1933. There is no established public trading market for shares of series B preferred stock. As of March 31, 2007, Samuel J. Wohlstadter is the only holder of series B preferred stock.
The proceeds from the sale of series B preferred stock were applied to fund a portion of the $37.5 million capital contribution that we made to MSD following the completion of the IGEN merger and related transactions. Under the terms of the series B preferred stock, we may redeem the series B preferred stock at $0.01 per share at any time that we are no longer entitled to receive distributions with respect to our class C interest in MSD pursuant to the MSD agreements. We will declare dividends for the series B preferred stock in connection with any payments received from MSD related to the sale of our class C interests in MSD.
In connection with the settlement, we received a $2.0 million non-refundable pre-payment from MSD for future amounts payable by MSD to us pursuant to the buy-out of our interests in MSD. The holder of our series B preferred stock received a pro-rata share, representing the proportionate amount of our class C interest in MSD that was funded by the sale of the series B preferred stock, of the portion of the $2.0 million that was allocable to our class C interests.
During the years ended March 31, 2007 and 2006, we paid dividends of approximately $97,000 and $54,000, respectively, in respect of shares of series B preferred stock.
In connection with the Merger Agreement, on April 4, 2007, Mr. Wohlstadter entered into an agreement with Roche whereby he agreed (i) conditioned upon the closing of the merger, to sell his 1,000 shares of our series B preferred stock to Roche, (ii) conditioned upon the closing of the Merger, to release us from certain claims and (iii) enter into a non-disclosure and non-solicitation agreement with us.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes and the other information contained in or incorporated by reference into this Form 10-K. The selected consolidated balance sheet data as of March 31, 2007 and 2006 and the selected consolidated statements of operations data for the fiscal years ended March 31, 2007, 2006 and 2005 have been derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are included elsewhere in this Form 10-K. The selected consolidated balance sheet data as of March 31, 2004 and 2003 and the selected consolidated statements of operations data for the fiscal years ended March 31, 2004 and 2003 have been derived from audited financial statements not included in this Form 10-K.

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

	Years ended March 31,
	2007	2006	2005 (1)	2004	2003

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$18,958	$19,054	$24,662	$18,741	$16,487
Roche payment	2,800	—	—	—	—
Royalty income	2,305	1,561	1,249	1,060	1,107
Contract fees	—	—	388	155	180

Total	24,063	20,615	26,299	19,956	17,774

Operating costs and expenses:
Product costs	11,034	8,706	12,860	12,247	8,005
Research and development	18,518	17,695	21,485	19,821	22,766
Selling, general and administrative	24,621	24,688	32,212	18,656	20,453
Roche and merger related costs	5,306	—	—	75,702	—

Total operating costs and expenses	59,479	51,089	66,557	126,426	51,224

Loss from operations	(35,416)	(30,474)	(40,258)	(106,470)	(33,450)

Interest income	4,506	3,851	3,191	130	—
Other, net	424	(1,230)	95	(1,063)	154
Loss on joint venture impairments	—	—	(35,077)	—	—
Equity in loss of joint venture (3)	—	—	(5,524)	(19,616)	(17,598)

Net loss before cumulative effect of a change in accounting principle	(30,486)	(27,853)	(77,573)	(127,019)	(50,894)
Cumulative effect of a change in accounting principle (2)	—	—	—	33,700	—

Net loss	$(30,486)	$(27,853)	$(77,573)	$(93,319)	$(50,894)

Net loss per common share before cumulative effect of a change in accounting principle (basic and diluted)	$(1.13)	$(1.04)	$(2.90)	$(4.75)	$(1.90)
Cumulative effect of a change in accounting principle (2)	—	—	—	1.26	—

Net loss (basic and diluted)	$(1.13)	$(1.04)	$(2.90)	$(3.49)	$(1.90)

Shares used in computing net loss per common share	26,940	26,810	26,728	26,728	26,728 (4)

	March 31
	2007	2006	2005	2004(1)	2003

	(In thousands)
Consolidated Balance Sheet Data :
Cash, cash equivalents and short-term investments (5)	$43,978	$69,631	$95,629	182,509	$—
Working capital	46,311	72,184	98,639	169,184	4,733
Total assets	80,365	105,853	134,165	232,814	29,160
Long term obligations	816	546	1,890	54	60
Minority interest	—	—	—	54	—
Series B preferred stock	7,500	7,500	7,500	7,500	—
Stockholders’ equity	59,843	89,063	115,254	193,826	—
Net investment by parent (5)	—	—	—	—	20,665

(1)	In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46. FIN 46 provides guidance on variable interest entities such as the MSD joint venture and the framework through which an enterprise assesses consolidation of a variable interest entity. We adopted FIN 46 as of March 31, 2004 and determined that MSD qualified as a variable interest entity. Accordingly, beginning March 31, 2004 we consolidated the financial results of MSD. We had historically recorded approximately 100% of MSD’s losses.

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

The audited MSD financial statements were filed as Exhibit 99.9 to the Form 10-K for the year ending March 31, 2005.

(2)	In connection with the merger and related transactions between Roche and IGEN, we made a $37.5 million payment to MSD. We determined that, at the time of the payment, recording the entire payment to the investment in joint venture account would result in the book value of our investment in MSD being greater than its fair market value. Accordingly, we expensed $33.7 million, which represents the amount of the payment that gave rise to the net recorded investment exceeding the fair market value of our interests. Upon implementation of FIN 46, we recorded a one-time, non-cash $33.7 million adjustment to reflect this change in accounting principle, thereby adjusting the book value of our investment in the joint venture to equal the consolidated net assets of MSD.

(3)	See Note 5 of the consolidated financial statements for a description of the recording of losses under the equity method of accounting related to the MSD investment.

(4)	Based on the number of shares of our common stock outstanding upon completion of the IGEN merger and related transactions.

(5)	Prior to the completion of the merger and related transactions, IGEN held all cash in a centralized treasury and provided all the necessary funding for the operations of BioVeris. Accordingly, prior to February 13, 2004, no cash is reflected on the accompanying condensed consolidated balance sheets and IGEN’s (Parent’s) net investment in us is shown in lieu of stockholders’ equity.
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
Since fiscal 2005, we have expanded our business model to target the field of vaccines and have obtained rights to certain vaccine candidates through license and option agreements. These vaccine candidates include:
•	Neisseria meningitidis serogroup B and Y

•	Neisseria meningitidis serogroup C, in combination with certain other vaccines;

•	Haemophilus influenzae type b

•	Group A and Group B Streptococcus;

•	Chlamydia;

•	Candida albicans;

•	Pneumococcus;

•	Anthrax bacilli; and

•	Urinary tract infection (E coli).
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
On April 4, 2007, we and an indirect wholly-owned subsidiary of Roche entered into a Merger Agreement. Pursuant to the proposed Merger Agreement, a subsidiary of Roche will be merged with and into us, with BioVeris surviving as an indirect wholly-owned subsidiary of Roche. The completion of the proposed merger is subject to a number of customary conditions, including, among others, approval by our stockholders, the absence of certain legal impediments to the consummation of the merger, the completion of a review by the Committee on Foreign Investment in the United States under Section 271 of the Defense Production Act of 1950, as amended, and the expiration or termination of the applicable waiting periods under the HSR Act and under certain German anti-trust laws, and other customary conditions. The applicable waiting periods under the HSR Act and German anti-trust laws have expired and we have scheduled a special meeting of stockholders for June 25, 2007 at which our stockholders will vote on the Merger Agreement.
Our results of operations in the future are likely to fluctuate substantially from quarter to quarter as a result of various factors, which include:
•	the volume and timing of orders and product deliveries for biosecurity products, M-SERIES systems or other products, which are based on our customers’ requirements that may vary over time;
•	the success of M-SERIES system upgrades and enhancements and customer acceptance of those enhancements and upgrades;
•	costs incurred related to expansion into the field of vaccines;

•	the amount of revenues recognized or collectible from royalties and other contract revenues, which revenues are dependent upon the efforts and compliance of our licensees and collaborators, including Roche, and which as a result of the announcement of the Merger Agreement, may decline;
•	whether our instruments are sold or leased to customers, which will affect the timing of the recognition of revenue from the sale or lease;
•	the timing of our introduction of new products, which could involve increased expenses associated with product development and marketing;
•	the volume and timing of product returns and warranty claims, which, if products are returned or have warranty claims that are unexpected, may involve increased costs in excess of amounts reserved for returns or claims;
•	our competitors’ introduction of new products, which may affect the purchase decision of or timing of orders by our customers and prospective customers while the competitors’ product is assessed;
•	the amount of expenses we incur in connection with the operation of our business, including:
•	costs associated with Roche and the related merger transaction, including costs incurred in connection with the agreed-upon procedures of the independent field monitor and the independent auditor reviewing Roche’s compliance with their license from us;

•	research and development costs, which increase or decrease based on the products in development; and

•	sales and marketing costs, which are based on product launches or promotions and sales incentives that might be in effect from time to time;

•	expenses associated with share-based compensation arrangements, including employee stock options;

•	the amount that we may record related to the potential impairment of the license to use PCR technology;

•	amounts received from MSD or MST as payment for allocated operating costs, the purchase of our interests in MSD and the related accretion of income on the note receivable from MST;

•	unexpected termination of government contracts or orders, which could result in decreased sales and increased costs due to excess capacity, inventory, personnel and other expenses; and

•	additional costs which we may incur as we explore new healthcare opportunities, including costs for acquisitions of technologies, facilities and personnel.
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
Results of Operations
Years Ended March 31, 2007 and 2006
Revenues. Our revenues for the fiscal year ended March 31, 2007 increased by approximately $3.5 million, or 17%, to $24.1 million from $20.6 million in fiscal 2006. Product sales were $19.0 million in fiscal 2007 compared to the prior year’s product sales of $19.1 million. Royalty income increased to $2.3 million during fiscal 2007 from $1.6 million in the prior year.

During fiscal 2007, we also received and recognized as revenue, a $2.8 million payment from Roche. This payment represented Roche’s unilateral, preliminary calculation of amounts owed to us for Roche’s sales to certain customers in 2004 that were outside Roche’s licensed field, under a license agreement between the parties. We have notified Roche that the $2.8 million payment does not represent full satisfaction of Roche’s obligations for 2004 out-of-field sales and we expressly reserved all rights to seek additional payments. Additionally, we do not believe that this payment is indicative of amounts that will be owed for years after 2004. The amount and timing of any additional payments that we might receive from Roche relating to out-of-field sales in 2004, 2005 or 2006 is uncertain because, among other things: (1) the amount of such sales and placements has not yet been determined; (2) there may be disputes between Roche and us concerning the agreement and/or the field monitor’s and the independent auditor’s findings; and (3) we do not have a history of Roche payments from which we could reasonably estimate the amount of sales by Roche that payments would be based upon. We do not anticipate receiving any further payments from Roche while the proposed merger is pending.
Sales of biosecurity products for fiscal 2007 were $8.5 million, a decrease of $100,000 from the prior year. Sales of products for the life science market were $10.5 million for each of fiscal 2007 and 2006. These product sales reflect orders and product deliveries which are based on customers’ requirements. Sales of our products for the biosecurity and life science markets are subject to a number of uncertainties, including the fact that we generally are not a party to significant long-term contracts for the sale of our products that would provide predictable sales. Therefore, the volume and timing of product orders from our biosecurity and life science customers are based on their requirements, which may vary over time. In addition, as a result of the announcement of the Merger Agreement, our product sales may decline or customers may defer placing orders. As a result, we believe that we do not have sufficient information to reasonably project our future sales.
Operating Costs and Expenses. Product costs were $11.0 million (58% of total product sales) for fiscal 2007 compared to $8.7 million (46% of total product sales) for fiscal 2006. The current year increase of $2.3 million includes approximately $1.2 million of costs incurred in connection with detection module upgrades for certain existing customers. We may incur an additional cost of approximately $ 300,000 related to these voluntary upgrades during fiscal 2008 to enhance overall customer satisfaction. Product costs also increased in fiscal 2007 by approximately $1.1 million due to lower margin instrument sales being a larger component of the sales mix and higher service costs related to instrumentation. Our future profit margin is subject to change due to a number of uncertainties relating to, among other things, the launch of new instrument systems.
Research and development expenses were $18.5 million for fiscal 2007, which represents an increase of 5% over the prior year costs of $17.7 million. Research and development expenditures increased in the current year due primarily to higher facilities and consulting costs. Research and development expenses primarily relate to ongoing development costs and product enhancements associated with vaccines, the M-SERIES family of products, development of new assays and research and development of new systems and technologies, including point-of-care products. We expect research and development costs to increase as product development and core research expand, including costs associated with our efforts in vaccines, and developing clinical diagnostics and biosecurity testing products.
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
Selling, general and administrative expenses were $24.6 million in fiscal 2007, compared to the prior year costs of $24.7 million. Included as selling, general and administrative expenses during fiscal 2007 was share-based compensation expense under FAS 123R associated with our 2003 Stock Incentive Plan of approximately $600,000. These expenses in the current year were offset by lower facilities costs and legal and accounting related fees.
Costs of $5.3 million in the current year associated with the proposed Roche merger, disputes with Roche over the license agreement between Roche and us, fees of the independent field monitor reviewing Roche’s compliance with the license agreement between the parties, and the independent certified public accountant examining the sales and accounting records and accounts of all uses of our technology by Roche, are classified as Roche and merger related costs. There were no significant similar costs in the prior fiscal year.

Since 1995 we had engaged the law firm of Wilmer, Cutler, Pickering, Hale & Dorr to provide legal services. Jennifer M. Drogula, who became the daughter-in-law of our Chief Executive Officer in March 2002, has been a partner of that firm since January 2001. We recorded approximately $400,000 and $300,000 in legal fees with that law firm for the years ended March 31, 2007 and 2006, respectively.
Our Chief Executive Officer, Samuel J. Wohlstadter, is the principal and controlling stockholder, a director and the Chief Executive Officer of each of Wellstat Biologics Corporation, Wellstat Therapeutics Corporation, Hyperion Catalysis International, Proteinix Corporation, Advanced Vision Therapy and Integrated Chemical Synthesizers, Inc. These companies are therefore considered our affiliates for the purpose of this discussion. We have shared services arrangements with certain of these affiliated companies. These shared services include accounting and finance, human resources and other administrative services, as well as facility related costs and services. Shared services costs allocated to these companies totaled $400,000 and $500,000 for the years ended March 31, 2007 and 2006, respectively, which reduced certain Operating Costs and Expenses for the respective years. Amounts allocated to these affiliated companies are calculated and billed monthly based upon costs incurred by us and are determined through allocation methods that include time spent and square footage utilized. The amount due from the affiliated companies was approximately $12,000 and $256,000 at March 31, 2007 and 2006, respectively. All such balances due were paid subsequent to each respective fiscal year end. Under the terms of the Merger Agreement, these shared services would be terminated within sixty days of the closing of the merger transaction.
Interest Income. Interest income was $4.5 million and $3.9 million in fiscal 2007 and 2006, respectively, including $1.9 million in each year from the accretion of income related to the note receivable from MSD. During fiscal 2006, we recorded an out of period adjustment of $600,000 to reduce accumulated other comprehensive loss and interest income in order to reflect the amortization related to prior periods of the purchase price premium of short-term investments. The impact of this adjustment on current and prior interim and annual periods was not material, as the adjustment was comprised of relatively small amounts related to each of the quarterly reporting periods dating back to the quarter ended June 30, 2004. For all periods, comprehensive loss was not impacted by this adjustment.
Other Income / Expense. Other income was approximately $400,000 and other expense was approximately $1.2 million in fiscal 2007 and 2006, respectively. The 2007 amount includes approximately $600,000 of foreign currency gains. The 2006 amount includes approximately $600,000 of foreign currency losses and $300,000 for the write-off of furniture and equipment.
Share-based Payments. In December 2004, the FASB issued SFAS No. 123R, which requires that companies recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments under APB 25, “Accounting for Stock Issued to Employees.” SFAS 123R was effective for our fiscal year beginning April 1, 2006. We have adopted SFAS 123R using the modified prospective transition method. Under this method, compensation expense is reflected in the financial statements beginning April 1, 2006 with no restatement of prior periods. As such, compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after April 1, 2006 as well as for the portion of awards previously granted that have not vested as of April 1, 2006. We have implemented the straight-line expense attribution method.
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
During the year ended March 31, 2007, we recorded share-based compensation expense associated with our 2003 Stock Incentive Plan of approximately $700,000, including $17,000 to product costs, $49,000 to research and development, and $600,000 to selling, general and administrative costs.

Net Loss. The net loss for fiscal year 2007 was $30.5 million ($1.13 per common share), compared to a net loss of $27.8 million ($1.04 per common share) in fiscal year 2006, an increase of $2.7 million. The increase in the net loss is primarily the result of $5.3 million of Roche and merger related expenses, offset by an increase in revenue of $3.4 million, including the $2.8 million Roche payment which we received and recognized as revenue in the current year.
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
Our Chief Executive Officer, Samuel J. Wohlstadter, is the principal and controlling stockholder, a director and the Chief Executive Officer of each of Wellstat Biologics Corporation, Wellstat Therapeutics Corporation, Hyperion Catalysis International, Proteinix Corporation and Integrated Chemical Synthesizers, Inc. These companies are therefore considered our affiliates for the purpose of this discussion. We have shared services arrangements with certain of these affiliated companies. These shared services include accounting and finance, human resources and other administrative services, as well as facility related costs and services. Shared services costs allocated to these companies totaled $500,000 and $400,000 for the years ended March 31, 2006 and 2005, respectively, which reduced certain Operating Costs and Expenses for the respective years. Amounts allocated to these affiliated companies are calculated and billed monthly based upon costs incurred by us and are determined through allocation methods that include time spent and square footage utilized. The amount due from the affiliated companies was approximately $256,000 and $8,000 at March 31, 2006 and 2005, respectively. All such balances due were paid subsequent to each respective fiscal year end.

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
Liquidity and Capital Resources

At March 31:	2007	2006	2005
	(In Thousands)
Cash, cash equivalents and short-term investments	$43,978	$69,631	$95,629
Working capital	46,311	73,414	98,639

Year Ended March 31:	2007	2006	2005
Cash provided by (used in):
Operating activities	(25,925)	(24,450)	(31,059)
Investing activities	13,476	12,458	(59,789)
Financing activities	306	(54)	(49,922)
Capital expenditures (included in investing activities above)	(960)	(1,028)	(1,855)

Cash Used in Operating Activities
Net cash used for operations was $25.9 million, $24.5 million and $31.1 million during the years ended March 31, 2007, 2006 and 2005, respectively. The change in cash used for operations in the current fiscal year resulted primarily from a higher net loss and higher working capital requirements, partially offset by lower non-cash adjustments. The non-cash adjustments in fiscal 2007 were primarily from depreciation and amortization, stock-based compensation and the accretion of interest income. The non-cash adjustments in fiscal 2006 were primarily due to depreciation, amortization, stock-based compensation and accretion of interest income.
Cash Used in Investing Activities
We used approximately $1.0 million, $1.0 million and $1.9 million of cash for the acquisition of equipment and leasehold improvements during the years ended March 31, 2007, 2006 and 2005, respectively. Our investments in MSD totaled $3.0 million for the year ended March 31, 2005.
During fiscal 2007, we purchased $56.8 million of short-term investments and received proceeds of $71.2 million from the sales and maturities of short-term investments. During fiscal 2007, we recorded an out-of-period adjustment to increase purchases of short-term investments of approximately $8.8 million to correct a classification error of short-term investments in the statement of cash flows. The impact of this adjustment to reflect the purchases of highly liquid short-term investments on a prior interim and annual periods and the period in which the correction was made was not significant or material to the consolidated financial statements. During fiscal 2006, we purchased $15.2 million of short-term investments and received proceeds of $28.7 million from the sales and maturities of short-term investments. During fiscal 2005, we purchased $108.7 million of short-term investments and received proceeds of $53.8 million from the sales and maturities of short-term investments.
Cash Used in or Provided by Financing Activities
During the years ended March 31, 2007 and 2006, we paid dividends of approximately $97,000 and $54,000, respectively, in respect of shares of Series B preferred stock. We received $46,000 for the issuance of our common stock related to the exercise of stock options during fiscal 2007.
During fiscal 2005, we used $20.0 million of cash for the distribution gain payment to Roche associated with the merger and related transactions between Roche and IGEN. We also recorded $29.2 million as a reduction of cash which represents the MSD cash balance at the deconsolidation date, which is no longer reflected on our consolidated balance sheet. In fiscal 2004, we had recorded an increase in cash of $35.1 million from the initial consolidation MSD.
Roche
On April 4, 2007, we and Roche entered into a Merger Agreement. Pursuant to the proposed Merger Agreement, a subsidiary of Roche will be merged with and into us, with BioVeris surviving as an indirect wholly-owned subsidiary of Roche. The completion of the proposed merger is subject to a number of customary conditions, including, among others, approval by our stockholders, the absence of certain legal impediments to the consummation of the merger, the completion of a review by the Committee on Foreign Investment in the United States under Section 271 of the Defense Production Act of 1950, as amended, and the expiration or termination of the applicable waiting periods under the HSR Act and under certain German anti-trust laws, and other customary conditions. The applicable waiting period under the HSR Act has expired and we have scheduled a special meeting of stockholders for June 25, 2007 at which our stockholders will vote on the Merger Agreement.
Effective in February 2004, we granted Roche a worldwide, non-exclusive license to patents and information relating to our proprietary ECL technology, subject to certain limitations described in the Roche License. The license may be used by Roche to commercially exploit only certain ECL products and is royalty-free provided such products are used in a specified field. Our right to terminate the license is restricted, except under certain circumstances.

Pursuant to the Roche License, we and Roche have engaged a field monitor to review placements and sales of products and services by Roche in 2005. The field monitor was tasked with preparing a written report, including a list of any sales or placements of products and services that were not within the licensed field and identifying sales or placements of products or services in violation of the license grant. While the field monitor’s work has been completed, they will not issue their written report pending the completion of the proposed merger between us and Roche. In connection with mutually agreed-upon procedures, we are required to share equally with Roche one-half of the costs incurred, which remaining amount for us subsequent to March 31, 2007 is presently estimated at $300,000. Should the field monitor’s report be issued, pursuant to the license agreement, Roche must pay to us, within 30 days after receiving the field monitor’s report, 65% of all undisputed revenues earned through out-of-field sales of products for 2005. Although Roche may not knowingly sell or actively market outside the field, they may continue the identified out-of-field sales until we notify Roche in writing that they are prohibited from making any further such sales and we have notified Roche that it is prohibited from making any further sales to certain types of customers.
Although a field monitor has not been engaged to address 2004, we believe that we are entitled to additional payments for out-of-field sales during 2004. We have exercised our contractual right to appoint an independent certified public accountant to examine the sales and accounting records and accounts of all uses of our ECL technology by Roche and its affiliates. The independent certified public accountant had been examining 2004 and 2005. We had also invoked the dispute resolution process under the Roche License by notifying Roche that a dispute exists with respect to restrictions that Roche has attempted to impose on the scope of the audit. In addition, we had invoked the dispute resolution process under the Roche License by notifying Roche that a dispute exists with respect to the appointment of a field monitor to review placements and sales of products and services by Roche in 2006. Any disputes under the Roche license have been suspended pending the completion of the proposed merger between us and Roche.
The amount and timing of any additional payments that we might receive from Roche relating to out-of-field sales in 2004, 2005 and 2006 is uncertain because, among other things: (1) the amount of such sales and placements has not yet been determined; (2) there may be disputes between Roche and us concerning the agreement and/or the field monitor’s findings; and (3) we do not have a history of Roche payments from which we could reasonably estimate the amount of sales by Roche that payments would be based upon. We have not recorded any revenue on the potential future payments from Roche, as the amounts are not reliably measurable in accordance with the criteria set forth in Staff Accounting Bulletin (SAB) 104.
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
Except for the period during which we consolidated the financial results of MSD, which was March 31, 2004 through August 12, 2004, we had recorded our proportionate share of MSD losses, representing approximately 100% of MSD’s losses. For this consolidation period, we reclassified amounts in the statement of operations formerly recorded on a “net” basis as equity in loss of joint venture to amounts recorded on a “gross” basis primarily as revenue, product costs, research and development expenses and selling, general and administrative expenses. As a result, certain of our revenues and expenses for the year ended March 31, 2006 decreased.
The MSD joint venture agreement expired upon completion of the IGEN merger. As a result, MSD and MST had the option to purchase our interests in MSD and pursuant to the settlement, MSD or MST agreed to purchase, and we agreed to sell, our entire interest in MSD. Fair market value for the purchase of our interests in MSD was determined in accordance with the valuation process set forth in the MSD joint venture agreement. The fair market value was determined by the independent appraisers to be approximately $9.9 million which equals the average of the two closest determinations, less a 7.5% discount factor. The purchase of our interests was completed on December 13, 2004 and, accordingly, we no longer hold an equity interest in MSD.

MSD or MST is required to pay us the outstanding purchase price over time in installments equal to the sum of 5% of MSD net sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing after the date of the sale of our interests in MSD. Upon the sale of our interests in MSD, we recorded a discounted note receivable of $4.5 million that had a balance at March 31, 2007 of approximately $6.0 million, including approximately $1.6 million classified as other current assets, which represented the net present value of future payments that we expect to realize from the sale of our interests in MSD. Calculating the net present value of future payments that we expect to realize from MSD as payment for the purchase price, requires assumptions about MSD, which are assessed and updated periodically, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the balance sheet at March 31, 2007. We expect that MSD will require substantial additional funding for its ongoing operations. If MSD is not able to obtain this funding, or in the event sufficient net sales or third-party financings of MSD do not materialize, we may not receive all payments due from MST for the purchase of our interests in MSD.
During the years ended March 31, 2007, 2006 and 2005, operating costs allocated to MSD by us in connection with shared personnel and facilities totaled $47,000, $700,000 and $700,000, respectively. The costs allocated for fiscal 2005 are net of a $500,000 write-off of unpaid costs in connection with the settlement agreement, in which all claims against MSD, MST and Jacob Wohlstadter were dismissed and released. The specific nature and amount of our allocations are being reviewed by and discussed with MSD.
For a more complete description of the sale of our MSD interests and the MSD agreements, see “ITEM 8, Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5”.
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
As of March 31, 2007, our material future obligations were as follows (in thousands):

	Operating	Sponsored
	Lease	Research
Years ended March 31,	Payments	& Other	Total

2008	$5,240	$1,306	$6,546
2009	5,421	276	5,697
2010	4,860	178	5,038
2011	3,103	80	3,183
2012	2,523	—	2,523
2013 and thereafter	5,968	—	5,968

Total	27,115	1,840	28,955
Less: sublease income	(16,200)	—	(16,200)

Total	$10,915	$1,840	$12,755

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
Subsequent to March 31, 2007, we subleased a facility to a third party under an arrangement that will further reduce its annual operating lease payments by approximately $1.0 million from fiscal 2008 through 2015.
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
Our future access to funds could be adversely impacted by many factors, including the volatility of the price of our common stock, continuing losses from our operations, establishment of new business arrangements, the status of new product launches, general market conditions and other factors. If we are unable to raise additional capital, we may have to scale back, or even eliminate, some programs, which we have the ability to do. Alternatively, we may consider pursuing arrangements with other companies, such as granting licenses or entering into joint ventures or collaborations, on terms that may not be favorable to us.
Prior to entering into the Merger Agreement with Roche, we would from time to time have discussions with third parties, including multinational corporations, regarding various business arrangements including distribution, marketing, research and development, joint venture and other business agreements, which could have provided us with substantial up-front fees or payments. The Merger Agreement contains certain limitations regarding the operation of our business during the period between the signing of the Merger Agreement and the completion of the proposed merger, including entering into new business arrangements without the permission of Roche.
Should the proposed merger with Roche not be completed, the effect on us could have a material adverse effect on our business prospects and financial condition. In that regard, our business could be affected by many factors, including:
•	the reason or reasons for which the Merger Agreement was terminated and whether such termination resulted from factors adversely affecting us;

•	the status of the ongoing out-of-field sales issue with Roche and the results of various field monitor and audit processes and the resolution of the disagreements with Roche regarding payments for out-of-field sales under the Roche License and future interaction between us and Roche, including the risks of litigation that could be expensive and prolonged;

•	the possibility that, as a result of the termination of the Merger Agreement, the marketplace would consider us to be an unattractive acquisition candidate;

•	our ability to obtain additional debt and/or equity financing or complete other business arrangements on terms that were acceptable to us in light of our available cash resources and our expected future cash flows;

•	the possibility that, as a result of the announcement of the Merger Agreement, our product sales may decline or customers may defer placing orders;

•	our ability to attract and retain key personnel and the distraction of the attention of our management and employees.

While the potential payment to us for out-of-field sales by Roche may be material to our financial position, results of operations and cash flows, the amount and timing of any payments for past as well as future out-of-field sales we might receive from Roche is uncertain, speculative and difficult to quantify. In addition, the costs and difficulty of resolving the issues with Roche, including the management time, would be significant.
Off-Balance Sheet Arrangements
As of March 31, 2007, we had no off-balance sheet arrangements, as defined by SEC Regulation S-K, Item 303 (a) (4).
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
Royalty income is recorded as revenue in accordance with SAB 104. The revenue is recorded on the accrual basis in accordance with contract terms when third party results are reliably measurable and collectibility is probable.
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
Share-based Payments — In December 2004, the FASB issued SFAS No. 123R which requires that companies recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments under APB 25, “Accounting for Stock Issued to Employees.” SFAS 123R was effective for the Company’s fiscal year beginning April 1, 2006. We have adopted SFAS 123R using the modified prospective transition method. Under this method, compensation expense is reflected in the financial statements beginning April 1, 2006 with no restatement of prior periods. As such, compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after April 1, 2006 as well as for the portion of awards previously granted that have not vested as of April 1, 2006. We have implemented the straight-line expense attribution method.

The fair value of stock option grants during the year ended March 31, 2007, were estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	55% - 63.2%
Risk-free interest rate	4.65% -5.08%
Expected option term (in years)	5.5 - 7.5
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
Evaluation of Long-lived Assets — We have long-lived assets recorded on our balance sheet that include equipment and leasehold improvements, investments, licenses and other assets. We evaluate the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In evaluating the recoverability of an asset, our policy is to compare the carrying amount of an asset with the projected undiscounted cash flow. An impairment loss is measured and recorded based on discounted estimated future cash flows.
We recorded a discounted note receivable which had an original balance of $4.5 million. This note receivable has a balance of approximately $6.0 million at March 31, 2007, including approximately $1.6 million classified as other current assets, which represents the net present value of future payments that we expect to realize from the sale of our interests in MSD. We accrete to fair value using the effective interest method. Calculating the net present value of future payments that we expect to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, the net present value of future payments received by us could differ from the amount reflected on the consolidated balance sheet at March 31, 2007.
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

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see “ITEM 8, Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2”.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in exchange rates where we sell products directly in local currencies, primarily in the United Kingdom and Germany. Certain other foreign sales are denominated in U.S. dollars and have no exchange rate risk. Gains and (losses) resulting from foreign currency transactions were approximately $600,000, ($600,000) and $200,000 for the years ended March 31, 2007, 2006 and 2005 respectively. The majority of the exchange differences providing gains or losses were from one bank account maintained in British Pounds. A summary of the balances on this account in U.S. dollars are (in thousands):

	Years ended March 31
	2007	2006	2005
Low	$3,642	$2,936	$689
Average	$4,170	$3,643	$1,897
High	$4,740	$4,122	$3,290
Future average balances for this account are estimated to range from $1.0 million to $2.0 million.
Our balance sheet at March 31, 2007 had cash, cash equivalents and short-term investments of $44.0 million, which is approximately 55% of total assets. We invest excess cash in accordance with a policy approved by our Board of Directors. The policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on our investments by terms and concentrations by type and issuer. We invest our excess cash in money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less. At March 31, 2007, we had invested $26.4 million in securities of U.S. government agencies, municipal bonds, assets backed securities, and U.S. corporate debt, which were recorded as short-term investments.
Our invested cash is sensitive to changes in interest rates. Based on our cash, cash equivalents and short-term investments balance at March 31, 2007, a 1% movement in interest rates would have an approximately $400,000 impact on our annual interest income and annual net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of BioVeris Corporation:
We have completed integrated audits of BioVeris Corporation’s consolidated financial statements and of its internal control over financial reporting as of March 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of BioVeris Corporation and its subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2007.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control Over Financial Reporting,” appearing under ITEM 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
June 5, 2007

BIOVERIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended March 31,
	2007	2006	2005

REVENUES:
Product sales	$18,958	$19,054	$24,662
Roche payment	2,800	—	—
Royalty income	2,305	1,561	1,249
Contract fees	—	—	388

Total	24,063	20,615	26,299

OPERATING COSTS AND EXPENSES:
Product costs	11,034	8,706	12,860
Research and development	18,518	17,695	21,485
Selling, general, and administrative	24,621	24,688	32,212
Roche and merger related costs	5,306	—	—

Total	59,479	51,089	66,557

LOSS FROM OPERATIONS	(35,416)	(30,474)	(40,258)

INTEREST INCOME	4,506	3,851	3,191
OTHER, NET	424	(1,230)	95

LOSS ON JOINT VENTURE IMPAIRMENTS	—	—	(35,077)
EQUITY IN LOSS OF JOINT VENTURE	—	—	(5,524)

NET LOSS	$(30,486)	$(27,853)	$(77,573)

Net loss per common share (basic and diluted)	$(1.13)	$(1.04)	$(2.90)

COMMON SHARES OUTSTANDING (basic and diluted)	26,940	26,810	26,728
The accompanying notes are an integral part of these consolidated financial statements.

BIOVERIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,550	$29,693
Short-term investments	26,428	39,938
Accounts receivable, net	4,966	3,360
Note receivable — current	1,603	1,230
Inventory, net	6,446	5,429
Other current assets	1,524	2,508

Total current assets	58,517	82,158

Equipment and leasehold improvements, net	3,617	3,456

OTHER NONCURRENT ASSETS:
Note receivable-noncurrent	4,388	4,436
Technology licenses, net	13,406	15,356
Other	437	447

TOTAL ASSETS	$80,365	$105,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,177	$5,362
Accrued wages and benefits	3,426	1,862
Other current liabilities	603	1,520

Total current liabilities	12,206	8,744

NONCURRENT DEFERRED LIABILITIES	816	546

Total liabilities	13,022	9,290

COMMITMENTS (See Note 7) and CONTINGENCIES

SERIES B PREFERRED STOCK, 1,000 shares designated, issued and outstanding	7,500	7,500

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized, issuable in series:
Series A, 600,000 shares designated, none issued	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 27,248,000 and 27,238,000 shares issued and outstanding at March 31, 2007 and 2006, respectively	27	27
Additional paid-in capital	205,549	205,997
Deferred compensation	—	(1,688)
Accumulated other comprehensive loss	(5)	(128)
Accumulated deficit	(145,728)	(115,145)

Total stockholders’ equity	59,843	89,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,365	$105,853

The accompanying notes are an integral part of these consolidated financial statements.

BIOVERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net loss	$(30,486)	$(27,853)	$(77,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,695	3,778	6,229
Loss on disposal of equipment	122	271	138
Equity in loss of joint venture	—	—	5,524
Joint venture impairments	—	—	35,077
Accretion of interest on note receivable	(1,911)	(1,860)	(171)
Amortization of (discount) premium on short-term investments	(803)	1,337	—
Stock-based compensation	1,194	845	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,606)	790	(988)
Increase in inventory	(2,085)	(1,085)	(1,516)
Decrease in other current assets	994	545	1,139
Increase (decrease) in accounts payable and accrued expenses	4,408	(814)	1,306
Increase (decrease) in other liabilities	553	(404)	(224)

Net cash used in operating activities	(25,925)	(24,450)	(31,059)

INVESTING ACTIVITIES:
Expenditures for equipment and leasehold improvements	(960)	(1,028)	(1,855)
Purchases of short term-investments	(56,756)	(15,215)	(108,706)
Sales and maturities of short-term investments	71,192	28,701	53,817
Investments in joint venture, net	—	—	(3,045)

Net cash provided by (used in) investing activities	13,476	12,458	(59,789)

FINANCING ACTIVITIES:
Payment of distribution gain	—	—	(20,000)
Consolidation of joint venture cash and cash equivalents	—	—	(29,222)
Proceeds from note receivable	357	—	—
Proceeds from the issuance of common stock	46	—	—
Payment of preferred stock dividends	(97)	(54)	—

Net cash (used in) provided by financing activities	306	(54)	(49,922)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,143)	(12,046)	(140,770)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	29,693	41,739	182,509

CASH AND CASH EQUIVALENTS, END OF YEAR	$17,550	$29,693	$41,739

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of inventory to fixed assets	$1,068	$891	$217

The accompanying notes are an integral part of these consolidated financial statements.

BIOVERIS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid - in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Loss	Deficit	Total

BALANCE at March 31, 2004	26,728	$27	$203,464	$—	$—	$(9,665)	$193,826

Net loss	—	—	—	—	—	(77,573)	(77,573)
Unrealized losses from short-term investments	—	—	—	—	(999)	—	(999)

Comprehensive loss							(78,572)

BALANCE at March 31, 2005	26,728	27	203,464	—	(999)	(87,238)	115,254

Net loss	—	—	—	—	—	(27,853)	(27,853)
Unrealized gains from short-term investments	—	—	—		871	—	871

Comprehensive loss							(26,982)

Issuance of restricted common stock	510		2,533	(2,533)	—	—	—
Amortization of deferred compensation	—	—	—	845	—	—	845
Dividends paid on preferred stock	—	—	—	—	—	(54)	(54)

BALANCE at March 31, 2006	27,238	27	205,997	(1,688)	(128)	(115,145)	89,063

Net loss	—	—	—	—	—	(30,486)	(30,486)
Unrealized gains from short-term investments	—	—	—	—	123	—	123

Comprehensive loss							(30,363)

Reclassification from the adoption of FAS 123R	—	—	(1,688)	1,688	—	—	—

Amortization of deferred compensation	—	—	462	—	—	—	462
Issuance of common stock	10	—	54	—	—	—	54
Dividends paid on preferred stock	—	—	—	—	—	(97)	(97)
Stock-based compensation	—	—	724	—	—	—	724

BALANCE at March 31, 2007	27,248	$27	$205,549	$—	$(5)	$(145,728)	$59,843

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUBSEQUENT EVENT
Merger Agreement — On April 4, 2007, BioVeris Corporation (the Company) and an indirect wholly-owned subsidiary of Roche entered into a Merger Agreement. Pursuant to the proposed Merger Agreement, a subsidiary of Roche will be merged with and into the Company, with BioVeris surviving as an indirect wholly-owned subsidiary of Roche. In connection with the merger, each outstanding share of the Company’s common stock (the “Common Stock”), including restricted stock awards, other then those held by the Company and other then those shares with respect to which appraisal rights are properly exercised, will be converted into the right to receive $21.50 in cash, without interest. Each option to purchase the Company’s Common Stock that is outstanding and unexercised immediately prior to the effective time of the merger will be cancelled in exchange for the right to receive the difference between $21.50 and the exercise price of such option.
The completion of the Merger is subject to a number of customary conditions, including, among others, approval by the Company’s stockholders, the absence of certain legal impediments to the consummation of the Merger, the completion of a review by the Committee on Foreign Investment in the United States under Section 271 of the Defense Production Act of 1950, as amended, and the expiration or termination of the applicable waiting periods under the HSR Act and under certain German anti-trust laws, and other customary conditions. The applicable waiting periods under the HSR Act and German anti-trust laws have expired and the Company has scheduled a special meeting of stockholders for June 25, 2007 at which the Company’s stockholders will vote on the Merger Agreement.
The Company has made customary representations, warranties and covenants in the Merger Agreement, which expire at the effective time of the Merger. The Company may not solicit competing proposals or, subject to exceptions that permit the Board of Directors to take actions required by their fiduciary duties, participate in any discussions or negotiations regarding alternative business transactions. The Merger Agreement contains specified termination rights for the parties, and provides that, in certain circumstances, the Company would be required to pay Roche a termination fee of $12,000,000.
Asset Transfer Agreements — In connection with the merger, two private limited liability companies controlled by Samuel J. Wohlstadter, the Company’s President and Chief Executive Officer, have entered into agreements with the Company to acquire certain assets from the Company. These transactions were approved by a Special Committee of independent directors of the Company’s Board of Directors, with Mr. Wohlstadter abstaining.
32 Mott Street Acquisition I, LLC, a Delaware limited liability company (“Vaccines Newco”), has entered into an agreement with the Company (the “Vaccines Asset Transfer Agreement”) to acquire certain assets related to the research, development, manufacture, production, testing, sale, distribution and use of vaccine candidates from the Company in exchange for $3,859,000, paid as follows: (a) $1,000,000 to be paid at closing, (b) three annual payments of $50,000 to be paid on the anniversaries of the closing date and (c) a final payment of $2,709,000 to be paid on the earlier of the third anniversary of closing or the receipt of certain third party financing by Vaccines Newco.
32 Mott Street Acquisition II, LLC, a Delaware limited liability company (“ECL Newco”), has entered into an agreement with the Company (the “ECL Asset Transfer Agreement”) to acquire the ECL License (as defined below) and certain sublicenses and certain non-intellectual property assets of the Company related to the research, development, manufacture, production, testing, sale, distribution and use of certain small instruments that use electrochemiluminescent (“ECL”) technology that are currently under development (the “ECL Business”) by the Company in exchange for $2,718,000 paid as follows: (a) $1,000,000 to be paid at closing, (b) three annual payments of $50,000 to be paid on the anniversaries of the closing date and (c) a final payment of $1,568,000 to be paid on the earlier of the third anniversary of closing or the receipt of certain levels of financing by ECL Newco. In addition, in connection with certain severance obligations of the Company, at closing, ECL Newco will pay $779,000 to the Company.
The payments made in connection with the Vaccines Asset Transfer Agreement and the ECL Asset Transfer Agreement will not affect the consideration to be paid to the Company’s shareholders in the Merger.

The transactions contemplated by the Vaccines Asset Transfer Agreement and the ECL Asset Transfer Agreement are conditioned upon, among others, all of the conditions to the Merger Agreement, except for those which can only be satisfied at the closing of the Merger Agreement, being satisfied. The Vaccines Asset Transfer Agreement and the ECL Asset Transfer Agreement will terminate, if, among others, the Merger Agreement is terminated.
In connection with the ECL Asset Transfer Agreement, ECL Newco has entered into a related license agreement with the Company with respect to certain ECL technology (the “ECL License Agreement”), pursuant to which the Company would grant to ECL Newco a limited non-exclusive license, subject to certain restrictions, to use the Company’s ECL technology in connection with the ECL Business.
Stockholders Agreement — Concurrently with the execution of the Merger Agreement, Roche entered into a Stockholders Agreement (the “Stockholders Agreement”) with Mr. Wohlstadter and his wife, Nadine Wohlstadter (together the “Stockholders”), pursuant to which the Stockholders have agreed to vote all of their shares of Common Stock and Series B Preferred Stock in favor of the Merger Agreement. The Stockholders collectively own approximately 20% of the outstanding Company Common Stock. The Stockholders Agreement will terminate upon termination of the Merger Agreement in accordance with its terms.
Rights Agreement Amendment — In connection with the Merger Agreement and the transactions contemplated thereby, on April 4, 2007, the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) (the “Rights Agent”) entered into Amendment No. 1 (the “Rights Amendment”) to the Rights Agreement, dated as of January 9, 2004 between the Company and the Rights Agent (the “Rights Agreement”) to exempt the Merger Agreement and the transactions contemplated thereby from the Rights Agreement.
The Rights Amendment (i) excludes Roche, and its subsidiaries, associates and affiliates, from the definition of “Acquiring Person” under the Rights Agreement; (ii) makes each of (a) the approval, execution, delivery or public announcement of the Merger Agreement, (b) the consummation of the Merger or transactions contemplated by the Merger Agreement or (c) the execution or delivery of the Stockholders Agreement, an Exempt Event; (iii) prohibits a Distribution Date (as defined in the Rights Agreement) from occurring solely as a result of an Exempt Event; (iv) prohibits an Exempt Event from being deemed to be a Business Combination (as defined in the Rights Agreement); and (v) terminates the Rights Agreement as of the effective time of the Merger Agreement.
The Rights Amendment further provides that if for any reason the Merger Agreement is terminated in accordance with its terms, then the Amendment shall be of no further force and effect, and the Rights Agreement shall remain exactly the same as it existed before the execution of the Rights Amendment.
Other Agreements — On April 4, 2007, Mr. Wohlstadter entered into an agreement with Roche (the “Transaction Agreement”) whereby he agreed (i) conditioned upon the closing of the merger, to sell his 1,000 shares of the Company’s Series B Preferred Stock to Roche, (ii) conditioned upon the closing of the merger, to release the Company from certain claims and (iii) enter into a non-disclosure and non-solicitation agreement with the Company (the “Non-Disclosure and Non-Solicitation Agreement”). In consideration for these agreements, Roche agreed to pay Mr. Wohlstadter a sum equal to $2,750,000. The Transaction Agreement will terminate upon the termination of the Merger Agreement pursuant to its terms.
The Non-Disclosure and Non-Solicitation Agreement provides that Mr. Wohlstadter will (i) hold in confidence and not use any confidential information or trade secrets related to the ECL Business except as permitted by the ECL License, (ii) refrain from transferring any technology related to the ECL Business conceived of and owned by him prior to the closing of the Merger Agreement, and (iii) refrain from soliciting any of the Company’s customers or employees for a period of two years following the closing of the Merger Agreement, except as permitted by the ECL Asset Transfer Agreement or the ECL License. The Non-Disclosure and Non-Solicitation Agreement will become effective only upon the closing of the transactions contemplated by the ECL Asset Transfer Agreement, and will be null and void in the event that the ECL Transfer Agreement is terminated.
On April 4, 2007, the Company’s Board of Directors adopted a Severance Plan for the benefit of employees providing that if a participating employee is terminated under certain conditions within six months following a change of control (which, by terms of the Severance Plan, would include the Merger) the employee is entitled to a lump-sum payment.

The amount of the severance payment is based on the individual employee’s term of service to the Company and, in no event, shall exceed twenty-six times the employee’s weekly base salary.
2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company is a global healthcare company developing proprietary technologies in diagnostics and vaccinology, and is dedicated to the commercialization of innovative products and services for healthcare providers, their patients and their communities.
Consolidation Accounting — The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.
The Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, as revised or FIN 46, as of March 31, 2004. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company determined that MSD (a joint venture formed in 1995 by IGEN and MST), qualified as a variable interest entity with the Company as the primary beneficiary. Accordingly, beginning March 31, 2004, the Company began to consolidate the financial results of MSD.
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
Estimates and Reclassifications — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to conform prior period financial information to the current presentation.
Cash and Cash Equivalents — Cash and cash equivalents include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less at the time of purchase.
Short-Term Investments — Short-term investments consist primarily of corporate, federal and municipal debt-securities that are classified as “available-for-sale.” The Company invests its excess cash in accordance with a policy approved by the Company’s Board of Directors. This policy is designed to provide both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on the Company’s investment by terms and concentrations by type and issuer. These “available-for-sale” securities are accounted for at their fair market value and unrealized gains and losses on these securities, if any, are included in accumulated other comprehensive gain or loss in stockholders’ equity. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which are included in results of operations as generated. For the years ended March 31, 2007, 2006 and 2005, the Company did not have any realized gains or losses.

The following is a summary of the Company’s available-for-sale marketable securities at March 31, 2007 and 2006 (in thousands):

	March 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$2,500	$—	$—	$2,500
U.S. government agencies	10,119	—	(3)	10,116
U.S. corporate debt	9,544	—	(3)	9,541
Asset-backed securities	4,270	1	—	4,271

	$26,433	$1	$(6)	$26,428

	March 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$5,000	$—	$—	$5,000
U.S. government agencies	15,000	—	(84)	14,916
U.S. corporate debt	20,066	—	(44)	20,022

	$40,066	$—	$(128)	$39,938

During the year ended March 31, 2007, the Company recorded an out-of-period adjustment to increase purchases of short-term investments of approximately $8.8 million to correct a classification error of short-term investments in the statement of cash flows. The impact of this adjustment to reflect the purchases of highly liquid short-term investments on the prior interim and annual periods and the period in which the correction was made was not significant or material to the consolidated financial statements.
Concentration of Credit Risk — The Company places its cash and cash equivalents and short-term investments with highly rated financial institutions. At March 31, 2007 and 2006, the Company has $44.0 million and $69.6 million, respectively, of cash and cash equivalents and short-term investments in excess of federally insured limits. The Company has not experienced any losses on these accounts related to amounts in excess cash of insured limits. During the years ended March 31, 2007, 2006 and 2005 agencies of the U.S. government accounted for 33%, 30% and 27% of total revenue, respectively, and 52% and 44% of total accounts receivable as of March 31, 2007 and 2006, respectively.
Allowance for Doubtful Accounts— The Company maintains reserves on customer accounts where estimated losses may result from the inability of its customers to make required payments. These reserves are determined based on a number of factors, including the current financial condition of specific customers, the age of accounts receivable balances and historical loss rates. Amounts later determined and specifically identified to be uncollectible are charged or written-off against the reserve. Historically, the Company has not experienced significant credit losses related to an individual customer or group of customers and estimated losses have been within the Company’s expectation. Allowance for doubtful accounts was approximately $100,000 and $300,000 at March 31, 2007 and 2006, respectively.
Inventory — Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following, net of reserves for excess and obsolete inventory of approximately $700,000 and $400,000 at March 31, 2007 and 2006, respectively (in thousands):

	March 31,
	2007	2006
Finished Goods	$1,232	$2,058
Work in process	2,037	865
Raw materials	3,177	2,506

Total, net	$6,446	$5,429

Equipment and Leasehold Improvements — Equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation on equipment, which includes lab instruments and furniture, is computed over the estimated useful lives of the assets, generally three to five years, using the straight-line method of depreciation. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset’s estimated useful life or the term of the lease. Equipment and leasehold improvements consist of the following (in thousands):

	March 31
	2007	2006
Lab instruments and equipment	$8,964	$7,579
Office furniture and equipment	5,012	4,659
Leasehold improvements	4,160	4,194

	18,136	16,432
Accumulated depreciation and amortization	(14,519)	(12,976)

Total	$3,617	$3,456

Technology Licenses — Simultaneous with the execution of the merger between Roche and IGEN, the Company entered into worldwide, non-exclusive polymerase chain reaction (PCR) license agreements with certain affiliates of Roche. One agreement grants the Company rights to make, import, use and sell certain PCR products within specified fields, while the other agreement grants the Company rights to perform certain PCR services within specified fields.
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
These PCR licenses are being amortized over an estimated useful life of ten years, which is based upon a consideration of the range of patent lives and the weighted average remaining life of the most important underlying patents, as well as a consideration of technological obsolescence and product life cycles. Amortization expense was approximately $2.0 million for each of the years ended March 31, 2007, 2006 and 2005. Accumulated amortization was $6.1 million and $4.1 million at March 31, 2007 and 2006, respectively. Amortization expense is expected to approximate $2.0 million for each year through March 31, 2014.
Evaluation of Long-lived Assets —The Company evaluates the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In evaluating the recoverability of an asset, the Company’s policy is to compare the carrying amount of an asset with the projected undiscounted future cash flow. An impairment loss is measured and recorded based on discounted estimated future cash flows. Management believes that no impairment of these assets exists as of March 31, 2007.
Warranty Reserve — The Company warrants its products against defects in material and workmanship for one year after sale and records estimated future warranty costs at the time revenue is recognized. A reserve for future warranty claims is recorded based upon management’s review of historical claims, supplemented by expectations of future costs. The Company also offers extended warranty arrangements to customers, under which revenue recognition for the payment is initially deferred and amortized over the contract period on a straight-line basis, and related costs are recorded as incurred.
The following is a reconciliation of the Company’s general product warranty reserve (in thousands):

	Year Ended March 31,
	2007	2006
Balance, beginning of period	$390	$366
Provisions recorded	550	484
Actual costs incurred	(568)	(460)

Balance, end of period	$372	$390

The following is a reconciliation of the Company’s deferred revenue related to extended warranty contracts and includes a summary of the revenue and cost components associated with extended warranties (in thousands):

	Year Ended March 31,
	2007	2006

Deferred revenue, beginning of period	$670	$621
Extended warranties issued	1,238	1,172
Amortization of extended warranties	(1,333)	(1,123)
Costs incurred during the period	2,092	960
Settlement during the period of costs incurred	(2,092)	(960)

Balance, end of period	$575	$670

Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate their fair value due to their short maturities.
Comprehensive Loss— Comprehensive loss is comprised of net loss and other items of comprehensive loss. The Company’s comprehensive loss for the years ended March 31, 2007, 2006 and 2005 was $30.4 million, $27.0 million and $78.6 million, respectively. Other comprehensive income (loss) of $(123,000), $871,000 and ($999,000) for the years ended March 31, 2007, 2006 and 2005, respectively, includes unrealized gains and losses on “available for sale” securities that are excluded from net loss.
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
Revenue Recognition— The Company derives revenue principally from four sources: product sales, Roche payments, royalty income and contract fees.
Product sales are recognized as revenue when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured and the product is shipped to the customer thereby transferring title and risk of loss. For instrument sales, the instrument and the related installation are considered to be separate elements under Emerging Issues Task Force (“EITF”) Issue No. 00-21 (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue is recognized for the instrument upon shipment or delivery, depending on the terms of each order, and is recognized for the installation when complete using the residual value method. For instrument and reagent sales, there is no option of return and refund and instead there is only the option to repair or replace the product.
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
Roche payments are recorded as revenue on a cash basis, as the Company does not have sufficient information to reliably estimate such amounts, in accordance with the revenue criteria described within SAB 104, until the payments have been received by the Company (see Note 4).
Royalty income is recorded as revenue in accordance with SAB 104. The revenue is recorded on the accrual basis in accordance with contract terms when third party results are reliably measurable and collectibility is probable.

Revenue from services performed under contracts is recognized when obligations under the contract have been satisfied.
Research and Development — Research and development costs are expensed as incurred and include salaries, benefits, facilities costs, overhead costs, contract services and other outside costs. During the years ended March 31, 2007, 2006 and 2005, the Company was a party to license agreements providing patent rights to certain technology under which the Company paid approximately $1.6 million, $1.6 million and $250,000, respectively. These amounts are included as research and development costs.
Foreign Currency — Gains and losses from foreign currency transactions such as those resulting from the settlement of foreign receivables or payables, are included in the results of operations as incurred. These amounts were not material during the years ended March 31, 2007, 2006 and 2005.
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
Share-based Payments — Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, a revision of SFAS 123, “Share-Based Payments” (SFAS 123R), which requires that companies recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option model. See Note 3 for a further discussion on accounting for share-based payments.
Loss Per Share — The Company uses SFAS No. 128 “Earnings per Share” for the calculation of basic and diluted loss per share. For each of the three years ended March 31, 2007, the Company incurred a net loss; therefore, net loss per common share does not reflect the potential dilution that could occur to common shares related to outstanding stock options and restricted stock, and it did not assume the exercise of outstanding options or vesting of restricted stock because to do so would have been anti-dilutive.
New Accounting Standards — In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), to clarify certain aspects of accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company is still evaluating FIN 48, this pronouncement is not expected to have a significant impact on the Company’s results of operations and financial condition.
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

3. STOCKHOLDERS’ EQUITY
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
In connection with the Merger Agreement and the transactions contemplated thereby, on April 4, 2007, the Company and the Rights Agent entered into the Rights Amendment to the Rights Agreement to exempt the Merger Agreement and the transactions contemplated thereby from the Rights Agreement. The Rights Amendment (i) excludes Roche, and its subsidiaries, associates and affiliates, from the definition of “Acquiring Person” under the Rights Agreement; (ii) makes each of (a) the approval, execution, delivery or public announcement of the Merger Agreement, (b) the consummation of the Merger or transactions contemplated by the Merger Agreement or (c) the execution or delivery of the Stockholders Agreement, an Exempt Event; (iii) prohibits a Distribution Date (as defined in the Rights Agreement) from occurring solely as a result of an Exempt Event; (iv) prohibits an Exempt Event from being deemed to be a Business Combination (as defined in the Rights Agreement); and (v) terminates the Rights Agreement as of the effective time of the Merger Agreement. The Rights Amendment further provides that if for any reason the Merger Agreement is terminated in accordance with its terms, then the Amendment shall be of no further force and effect, and the Rights Agreement shall remain exactly the same as it existed before the execution of the Rights Amendment.
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
The Stock Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, restricted stock awards and other share-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock of the Company and the grant of stock appreciation rights. Incentive stock options may only be granted to employees of the Company and its subsidiaries. The Stock Plan also provides that on the day following each annual meeting of the Company’s stockholders, each non-employee director will receive an automatic grant of options to purchase 4,000 shares of the Company’s common stock. In addition, any person who is appointed or elected as a non-employee director at any other time will receive an automatic grant of options to purchase 4,000 shares of the Company’s common stock on the date of such appointment or election. Each grant will have an exercise price equal to fair market value on the date of grant and will vest in full on the first anniversary of the grant date. Each option to purchase the Company’s common stock that is outstanding and unexercised immediately prior to the effective time of the merger will be cancelled in exchange for the right to receive the difference between $21.50 and the exercise price of such option.

Activity related to options under the Stock Plan was as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at March 31, 2004	20,300	$15.80
Granted	123,900	$ 7.53
Exercised	—	—
Cancelled/forfeited	(21,200)	$ 8.03

Outstanding at March 31, 2005	123,000	$ 8.89
Granted	361,900	$ 4.97
Exercised	—	—
Cancelled/forfeited	(26,900)	$ 7.32

Outstanding at March 31, 2006	458,000	$ 5.88
Granted	487,000	$ 8.08
Exercised	(8,833)	$ 5.20
Cancelled/forfeited	(24,367)	$ 6.32

Outstanding at March 31, 2007	911,800	$ 7.05

Options exercisable at March 31, 2007	246,875	$ 6.38
Options available for future grant at March 31, 2007	3,867,348
Summary information about the Company’s stock options outstanding at March 31, 2007 is as follows:

			Weighted		Weighted
		Weighted Average	Average		Average	Total
Range of Exercise Prices	Options Outstanding	Remaining Years of Contractual Life	Exercise Price	Options Exercisable	Exercise Price	Intrinsic Value
$4.33 - $6.62	417,900	8.22	$ 5.23	219,975	$ 5.37
$7.84 - $12.95	475,000	9.33	$ 8.30	8,000	$ 11.85
$15.80	18,900	7.02	$ 15.80	18,900	$ 15.80

Total	911,800	8.72	$ 7.05	246,875	$ 6.38	$5,690,039

The fair value of the Company’s options for the year ended March 31, 2007 was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models require the input of subjective assumptions which can vary over time. The weighted average assumptions used are as follows:

Expected dividend yield	0%
Expected stock price volatility	55.53%
Risk-free interest rate	5.04%
Expected option term (in years)	7.42
Based on this calculation, the weighted average fair value of options granted during the year ended March 31, 2007 was $8.08.
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

Share-based Payments — In December 2004, the FASB issued SFAS No. 123R, which requires that companies recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R is effective for the Company’s fiscal year beginning April 1, 2006. The Company has adopted SFAS 123R using the modified prospective transition method. Under this method, compensation expense is reflected in the financial statements beginning April 1, 2006 with no restatement of prior periods. As such, compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after April 1, 2006 as well as for the portion of awards previously granted that have not vested as of April 1, 2006. The Company has implemented the straight-line expense attribution method.
Share-based compensation expense recognized during the year ended March 31, 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company recorded share-based compensation expense during the year ended March 31, 2007, associated with its Stock Plan as follows (in thousands, except per share amounts):

Product costs	$17
Research and development	69
Selling, general, and administrative	638

Total	$724

Effect on net loss per common share (basic and diluted)	$(0.03)

As of March 31, 2007, total compensation cost related to non-vested stock options not yet recognized as expense was $2.5 million, which is expected to be allocated to expense and production costs over a weighted-average period of 4.0 years.
Pro-forma Information for Periods Prior to Adoption of SFAS 123R — Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no employee stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations for any period prior to its adoption of SFAS No. 123R on April 1, 2006, as the exercise price of the stock options granted to employees and directors was equivalent to the fair market value of the underlying stock at the date of grant.
The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions to share-based employee compensation during the years ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	2006	2005
Net loss, as reported	$(27,853)	$(77,573)

Deduct: Total stock-based employee compensation expense determined under FAS 123	(237)	(224)

Pro-forma net loss	$(28,090)	$(77,797)

Loss per share:
Basic and diluted loss per common share — as reported	$(1.04)	$(2.90)
Basic and diluted loss per common share — pro forma	$(1.05)	$(2.91)

The Company did not record any compensation expense related to employee options in its consolidated statement of operations for the years ended March 31, 2006 and 2005.
The fair value of the Company’s options for the years ended March 31, 2006 and 2005 was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models require the input of subjective assumptions which can vary over time. The assumptions used are as follows:

	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	65.00%	74.00%
Risk-free interest rate	3.97%	3.48%
Expected option term (in years)	3-5	3-5
Series B Preferred Stock — In February 2004, the Company issued 1,000 shares of its Series B preferred stock to its chairman and chief executive officer for $7.5 million. The Series B preferred stock economically mirrored the class C interest in MSD (see Note 5) that was held by the Company. Under the terms of the Series B preferred stock, the Company may redeem the Series B preferred stock for $0.01 per share at any time it is no longer entitled to receive distributions with respect to its class C interests in MSD, pursuant to the MSD limited liability company agreement. The shares of the Company’s Series B preferred stock are entitled in the aggregate to 1,000 votes on all matters on which holders of the Company’s common stock may vote. The Company will declare dividends for the Series B preferred stock in connection with any payments received from MSD related to the sale of the Company’s class C interests in MSD. These payments are received over time in installments based on MSD’s net sales and the net proceeds realized by MSD from the sale of its debt or equity securities in any third-party financing, as determined in accordance with the MSD agreements.
The holder of the Company’s Series B preferred stock is entitled to an approximately 6.03% pro-rata share, representing a proportionate amount of the Company’s class C interest in MSD that was funded by the sale of the Series B preferred stock. During the years ended March 31, 2007 and 2006, the Company declared dividends of approximately $97,000 and $54,000, respectively, in respect of shares of Series B preferred stock.
Conditioned upon the closing of the merger, the holder of the Company’s Series B preferred stock entered into an agreement with Roche whereby he agreed to sell his 1,000 shares to Roche (see Note 1).
Restricted Stock — During the year ended March 31, 2006, the Company granted 510,871 shares of restricted stock under the Stock Plan. The fair value of the restricted stock awards on the date of grant is being amortized on a straight line basis over the vesting period. Deferred compensation of $2,533,000 was initially recorded based on the fair value of the shares on the respective grant dates and is being recognized as compensation expense on a straight line basis over the vesting term through July 2010. The Company recorded compensation expense related to the restricted stock awards of approximately $500,000 and $800,000 during the years ended March 31, 2007 and 2006, respectively. The Company did not deem a discount appropriate for post-vesting restrictions and did not use a discount in the calculation of the total deferred compensation. In accordance with SFAS 123R, deferred share-based compensation is no longer reflected as a separate component of stockholders’ equity in the condensed consolidated balance sheet. As a result, upon adoption of SFAS 123R, the Company reclassified its deferred share-based compensation at April 1, 2006 to additional paid-in capital.
Activity during the years ended December 31, 2007 and 2006 related to the restricted stock is as follows:

Balance at March 31, 2005	—
Granted	510,871
Vested	(144,578)

Non-vested at March 31, 2006	366,293
Granted	1,148
Vested	(124,249)

Non-vested at March 31, 2007	243,192

4. ROCHE
On April 4, 2007, the Company and an indirect wholly-owned subsidiary of Roche entered into a Merger Agreement. Pursuant to the proposed Merger Agreement, a subsidiary of Roche will be merged with and into the Company, with the Company surviving as an indirect wholly-owned subsidiary of Roche (see Note 1).
Effective in February 2004, the Company granted Roche Diagnostics, an affiliate of Roche, a worldwide, non-exclusive license to patents and information relating to the Company’s proprietary ECL technology, subject to certain limitations described in the relevant Roche License. The license may be used by Roche to commercially exploit only certain ECL products and is royalty-free provided such products are used in a specified field. The Company’s right to terminate the license is restricted, except under certain circumstances.
Pursuant to the Roche License, the Company and Roche have engaged a field monitor to review placements and sales of products and services by Roche in 2005. The field monitor was tasked with preparing a written report, including a list of any sales or placements of products and services that were not within the licensed field and identifying sales or placements of products or services in violation of the license grant. While the field monitor’s work has been completed, they will not issue their written report pending the completion of the proposed merger between the Company and Roche. Should the field monitor’s report be issued, pursuant to the Roche License, Roche must pay to the Company, within 30 days after receiving the field monitor’s report, 65% of all undisputed revenues earned through out-of-field sales of products for 2005. Although Roche may not knowingly sell or actively market outside the field, they may continue the identified out-of-field sales until the Company notifies Roche in writing that they are prohibited from making any further such sales and the Company has notified Roche that it is prohibited from making any further sales to certain types of customers.
During the year ended March 31, 2007, the Company received and recognized as revenue a $2.8 million payment from Roche. This payment represents Roche’s unilateral, preliminary calculation of amounts owed to the Company for Roche’s sales to certain customers in 2004 that were outside Roche’s licensed field. The Company has notified Roche that the $2.8 million payment does not represent full satisfaction of Roche’s obligations for 2004 out-of-field sales and the Company has expressly reserved all rights to seek additional payments. Additionally, the Company does not believe that this payment is indicative of amounts that will be owed for years after 2004, the amounts of which cannot currently be estimated.
Although a field monitor has not been engaged to address 2004, the Company believes that it is entitled to additional payments for out-of-field sales during 2004. The Company has exercised its contractual right to appoint an independent certified public accountant to examine the sales and accounting records and accounts of all uses of the Company’s ECL technology by Roche and its affiliates. The independent certified public accountant had been examining 2004 and 2005. The Company had also invoked the dispute resolution process under the Roche License by notifying Roche that a dispute exists with respect to restrictions that Roche has attempted to impose on the scope of the audit. In addition, the Company had invoked the dispute resolution process under the Roche License by notifying Roche that a dispute exists with respect to the appointment of a field monitor to review placements and sales of products and services by Roche in 2006. Any disputes have been suspended pending the completion of the proposed merger between the Company and Roche.
The amount and timing of any additional payments that the Company might receive from Roche relating to out-of-field sales in 2004, 2005 and 2006 is uncertain because, among other things: (1) the amount of such sales and placements has not yet been determined; (2) there may be disputes between Roche and the Company concerning the agreement and/or the field monitor’s findings; and (3) the Company does not have a history of Roche payments from which it could reasonably estimate the amount of sales by Roche that payments would be based upon. The Company has not recorded any revenue on the potential future payments from Roche, as the amounts are not reliably measurable in accordance with the criteria set forth in SAB 104.

5. NOTE RECEIVABLE FROM MESO SCALE DIAGNOSTICS
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
The Company made no capital contributions to MSD during fiscal 2007 and 2006. During the year ended March 31, 2005, the Company’s capital contribution to MSD was $5.0 million, as part of the settlement, of which $3.0 million was in cash and $2.0 million was in the form of a credit against payment of the purchase price for the buyout by MST of the Company’s interest in MSD.

The following is a summary of the Company’s investment in the MSD joint venture (in thousands):

Balance at April 1, 2004	$46,208
Capital contribution	5,045
Equity in loss of joint venture	(5,524)
Valuation adjustment	(35,077)
Sale of interests	(10,652)

Balance at March 31, 2005	$—

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

Upon closing of the sale of the Company’s interests in MSD, the total purchase price balance was approximately $10.3 million (net of the $2.0 million prepayment by MSD). The Company recorded a discounted note receivable which had an original balance of $4.5 million. This note receivable had a balance of approximately $6.0 million at March 31, 2007, including approximately $1.6 million classified as other current assets, which represents the net present value of future payments that the Company expects to realize from the sale of its interests in MSD. The note receivable will be accreted to fair value using the effective interest method over the term of the expected payments on the note. Accretion recorded as a component of interest income was approximately $1.9 million during each of the years ended March 31, 2007 and 2006. Calculating the net present value of future payments that the Company expects to realize as payment for the purchase price requires assumptions about MSD, including the timing and amount of MSD’s future financings and revenue, and an appropriate discount rate. If actual results differ from these assumptions, which are assessed and updated periodically, the net present value of future payments received by the Company could differ from the amount reflected on the balance sheet at March 31, 2007.
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
As part of the settlement, the Company received a $2.0 million non-refundable prepayment from MSD for future amounts payable by MST to the Company for the purchase price in the form of a credit against amounts the Company agreed to pay MSD pursuant to the settlement. This prepayment was recorded as a deferred liability on the Company’s balance sheet. The amount of the prepayment credit outstanding from time to time bears simple interest (cumulated, not compounded) at the fixed annual rate of 0.5% over the prime rate, or 5.0%, in effect on the date that MST purchased the Company’s interests in MSD. The prepayment credit had been fully utilized at March 31, 2007 and the amount outstanding at March 31, 2006 was approximately $1.2 million.

The holder of the Company’s Series B preferred stock received a pro-rata share of payments from the sale of the Company’s MSD interests, payable in the form of a dividend to the holder of the Series B preferred stock. This pro-rata share approximates 6.03% of the $9.9 million sale price, representing the proportionate amount of the Company’s Class C interest in MSD that was funded by the sale of the Series B stock (including payments allocated to the $2.0 million prepayment).
When the Company ceased to be a member of MSD, it became entitled to receive quarterly royalty payments from MSD of 3% of the net sales price on all products developed and sold by MSD using the patents licensed from the Company. During the years ended March 31, 2007 and 2006, the Company recognized royalties of approximately $1.2 million and $500,000, respectively.
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
Effective September 1, 2005, MSD was required to pay its pro-rata share of all rental and other expenses the Company incurs under the prime lease. As previously described, as part of the settlement, MSD’s rental and expense payment obligations for the period from March 1, 2004 through August 31, 2005, which approximate $2.3 million, were added to the purchase price of the Company’s interests in MSD in lieu of MSD making payments to the Company.
During the years ended March 31, 2007, 2006 and 2005, operating costs allocated to MSD by the Company in connection with shared personnel and facilities were approximately $47,000, $700,000 and $700,000, respectively. Operating costs allocated to MSD for the year ended March 31, 2005 are net of a $500,000 write off of unpaid costs in connection with the settlement agreement, in which all claims against MSD, MST and Jacob Wohlstadter were dismissed and released. The specific nature and amount of our allocations are being reviewed by and discussed with MSD. At March 31, 2007 and 2006, other current assets include $700,000 and $800,000, respectively, for net amounts due from MSD for these allocated operating costs. For the period from August 13, 2004 through December 13, 2004, these allocated operating costs reduced certain of the Company’s operating costs and expenses and increased Equity in Loss of Joint Venture in the accompanying consolidated statements of operations. MSD-related losses included in the Equity in Loss of Joint Venture was $5.5 million for the year ended March 31, 2005.
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
6. RELATED PARTIES
The Company’s chairman and chief executive officer, Mr. Samuel Wohlstadter, is the principal and controlling stockholder, a director and the chief executive officer of each of Wellstat Biologics Corporation, Wellstat Therapeutics Corporation, Hyperion Catalysis International, Proteinix Corporation, Advanced Vision Therapy and Integrated Chemical Synthesizers, Inc. These companies are therefore considered the Company’s affiliates for the purpose of this discussion.
The Company has shared services arrangements with each of these affiliated companies. These shared services include accounting and finance, human resources and other administrative services, as well as facility related costs and services. Shared services costs allocated to these companies totaled $400,000, $500,000 and $400,000 for the years ended March 31, 2007, 2006 and 2005, respectively, which reduced certain operating costs and expenses for the respective periods. Amounts allocated to these affiliated companies are calculated and billed monthly based upon costs incurred by the Company and are determined through allocation methods that include time-spent and square footage utilized. The amount due from affiliated companies under the shared services arrangements was approximately $12,000 and $300,000 at March 31, 2007 and 2006, respectively. All such balances were settled subsequent to each respective year-end. Under the terms of the Merger Agreement, these shared services would be terminated within sixty days of the closing of the merger transaction.
Since 1995 the Company has engaged the law firm of Wilmer, Cutler, Pickering, Hale & Dorr to provide legal services. Jennifer M. Drogula, who became the daughter-in-law of our Chief Executive Officer in March 2002, has been a partner of that firm since January 2001. The Company recorded approximately $400,000, $300,000 and $2.2 million in legal fees with that law firm for the years ended March 31, 2007, 2006 and 2005, respectively.
7. COMMITMENTS
The Company leased office, laboratory and manufacturing facilities pursuant to operating leases expiring at various times from fiscal 2008 through fiscal 2015. Rent expense for these operating leases totaled approximately $2.9 million, $3.7 million and $3.3 million for the years ended March 31, 2007, 2006 and 2005, respectively. Rent expense for the years ended March 31, 2007 and 2006 is net of $2.2 million and $750,000, respectively, of sublease income related to the sublease of portions of several of its facilities.
At March 31, 2007, the future minimum operating lease payments are as follows (in thousands):

Years Ended March 31,
2008	$5,240
2009	5,421
2010	4,860
2011	3,103
2012	2,523
2013 and thereafter	5,968

27,115
Less: sublease income	(16,200)

Total	$10,915

Included in the table above is an operating lease in which the Company subleased certain space at its cost and with equivalent terms and conditions to its primary lease, to companies in which its chief executive officer, Samuel J. Wohlstadter, is the principal and controlling stockholder, a director and the chief executive officer. These companies are therefore considered BioVeris’ affiliates for the purpose of this discussion. The subleases with the affiliated companies provide for annual rental payments to the Company of approximately $300,000 and such amount is included in the table above as a component of sublease income.

Subsequent to March 31, 2007, the Company sub-leased a facility to a third party under an arrangement that will further reduce its annual operating lease payments by approximately $1.0 million from fiscal 2008 through 2015.
At March 31, 2007, the Company had committed to payments for sponsored research and other license and option agreements of approximately $600,000 and $300,000 in each of fiscal 2008 and 2009, respectively. The Company may also be required to make additional payments for patent costs, milestone fees, including for the initiation and completion of human clinical trials and the receipt of regulatory approvals, and royalties on future sales.
8. INCOME TAXES
For the years ended March 31, 2007, 2006 and 2005, the Company recorded no Federal or state income tax expense nor would it have owed any Federal or state income taxes.
In connection with the merger and related transactions between Roche and IGEN, Roche acquired all of the historical net operating loss and tax credit carryforwards of IGEN. The Company, however, has assumed IGEN’s historical cost basis in the assets and liabilities transferred to the Company from IGEN. Deferred income tax assets and liabilities have been computed for differences between financial reporting and tax bases of the assets and liabilities assumed that will result in taxable or deductible amounts in the future. The computation of deferred income taxes is based on enacted tax laws and rates applicable to periods in which the differences are expected to affect the taxable income of the Company. The approximate tax effects of temporary differences that will give rise to the Company’s deferred tax assets are as follows (in thousands):

	March 31,
	2007	2006
Deferred tax assets:
Accruals and reserves	$861	$1,102
Deferred revenue	208	262
Equipment and leasehold improvements	1,494	715
Net operating loss carryforwards	54,762	43,633
Discount on note receivable	183	923
Capital loss carryforward	13,540	13,540
Research and development credits	1,762	1,182
Other	543	(7)

Total deferred tax assets	73,353	61,350
Less: valuation allowance	(73,353)	(61,350)

Net deferred tax assets	$—	$—

A valuation allowance equal to the total net deferred tax assets has been provided as of March 31, 2007 and 2006 as management has determined that it is more likely than not that deferred tax assets will not be realized. The increase in the valuation allowance on the deferred tax asset was $12.0 million and $10.9 million for the years ended March 31, 2007 and 2006, respectively. Net operating loss (“NOL”) carryforwards as of March 31, 2007 approximately $142.0 million and $6.1 million in the U.S. and the United Kingdom, respectively. The U.S. NOL carryforwards will begin to expire in 2024 and the U.K. NOL carryforwards can be carried forward indefinitely.
The provision for income taxes recorded in the accompanying consolidated statements of operations differs from the amount that would have resulted by applying the U.S. Federal income tax statutory rate as a result of the following:

	Years Ended March 31,
	2007	2006	2005

Income tax provision at federal statutory rate	34.0%	34.0%	34.0%
State and local taxes net of federal benefit	4.5%	4.6%	4.6%
Non-deductible items	(0.5)%	(0.2)%	(0.3)%
Change in valuation allowance	(40.0)%	(40.4)%	(39.0)%
Other	1.9%	2.0%	0.7%

Effective tax rates	0.0%	0.0%	0.0%

9. EMPLOYEE SAVINGS PLAN
The Company has an Employee Savings Plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, and subject to the Employee Retirement Income Security Act of 1974, as amended. The Company made discretionary contributions of $200,000, $400,000 and $300,000 for the years ended March 31, 2007, 2006 and 2005, respectively. The Company is not obligated under any post-retirement benefit plan.
10. SEGMENT INFORMATION
The Company operates in one significant business segment. It is currently engaged in the development, manufacturing and marketing of products for the detection and measurement of biological and chemical substances.
Product sales by region are as follows (in thousands):

	Year Ended March 31,
	2007	2006	2005
United States	$15,600	$15,352	$16,270
United Kingdom	881	1,122	3,993
All other foreign	2,477	2,580	440

Total	$18,958	$19,054	$20,703

Substantially all of the Company’s assets are held in the United States.
Product sales by market are as follows (in thousands):

	Year Ended March 31,
	2007	2006	2005
Life science	$10,457	$10,473	$11,341
Biosecurity	8,501	8,581	9,362

Total	$18,958	$19,054	$20,703

11. QUARTERLY OPERATING RESULTS (Unaudited)

	Quarter Ended
	June 30	September 30	December 31	March 31

	(in thousands, except per share data):
Fiscal years ended March 31,
2007
Revenue	$4,088	$5,486	$9,146	$5,343
Loss from operations	(8,760)	(8,267)	(4,188)	(14,201)
Net loss	(7,372)	(7,028)	(2,724)	(13,362)
Net loss per common share	(0.27)	(0.26)	(0.10)	(0.50)

2006
Revenue	$4,889	$6,149	$5,465	$4,112
Loss from operations	(7,605)	(7,115)	(7,354)	(8,400)
Net loss	(6,668)	(6,503)	(7,510)	(7,172)
Net loss per common share	(0.25)	(0.24)	(0.28)	(0.27)

2005 (1)
Revenue	$8,245	$7,851	$5,299	$4,904
Loss from operations	(13,245)	(10,190)	(8,784)	(8,039)
Net loss (2)	(12,851)	(45,618)	(11,974)	(7,130)
Net loss per common share	(0.48)	(1.71)	(0.45)	(0.27)

(1)	The Company adopted FIN 46 as of March 31, 2004 and determined that MSD qualified as a variable interest entity. Accordingly, beginning March 31, 2004, the Company consolidated the financial results of MSD. The Company has historically recorded approximately 100% of MSD’s losses. On August 12, 2004, BioVeris, MSD and MST entered into a settlement agreement that resolved litigation between the parties and constituted a reconsideration event under FIN 46. The Company determined that it no longer met the conditions to be designated as the primary beneficiary of MSD, as certain provisions of the settlement agreement reallocated the obligation to absorb the majority of MSD’s future expected losses. Accordingly, for the period April 1, 2004 through August 12, 2004, the Company consolidated the financial results of MSD and beginning August 13, 2004, deconsolidated the financial results of MSD and accounted for this investment using the equity method through December 13, 2004, the date of the sale of its interests in MSD.

(2)	See Note 5 of the consolidated financial statements for a description of the recording of losses under the equity method of accounting related to the MSD investment.

The sum of quarterly per share amounts may not be equal to per share amounts reported for year-to-date periods. This is due to the effects of rounding for each period.

12. VALUATION AND QUALIFYING ACCOUNTS
The following tables set forth activity in the Company’s valuation and qualifying accounts (in thousands):

	Balance at			Balance at
	Beginning	Provisions		End of
For the years ended March 31,	of Period	Recorded	Write-offs	Period
Allowance for doubtful accounts
2005	$208	$20	$(1)	$227
2006	227	28	(2)	253
2007	253	(42)	(74)	137

Inventory reserve
2005	715	329	(773)	271
2006	271	224	(94)	401
2007	401	522	(264)	659

Income tax valuation
2005	7,234	43,220	—	50,454
2006	50,454	10,896	—	61,350
2007	61,350	12,003	—	73,353
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None
ITEM 9A. CONTROLS AND PROCEDURES.
Controls and Procedures
We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of March 31, 2007. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
During the fourth quarter of the year ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
Based on our assessment, our management has concluded that, as of March 31, 2007, our internal control over financial reporting is effective based on those criteria. Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data.”
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required under this item may be found under “Executive Officers of BioVeris Corporation” in “Part I, Item 1 — Business” of this annual report on Form 10-K, as well as under sections captioned “Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance” which will be filed in an amendment to this Annual Report on Form 10-K or in our Proxy Statement (the “2007 Proxy Statement”), which will be filed with the SEC not later than 120 days after the close of our fiscal year ended March 31, 2007, and which is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this item may be found under the section captioned “Compensation and Other Information Concerning Directors and Officers” which will be filed in an amendment to this Annual Report on Form 10-K or in the 2007 Proxy Statement, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item may be found under the section captioned “Securities Ownership of Certain Beneficial Owners and Management” which will be filed in an amendment to this Annual Report on Form 10-K or in the 2007 Proxy Statement, and is incorporated herein by reference.

For certain information with respect to our 2003 stock incentive plan, see “ITEM 5 — Market for Company’s Common Stock and Related Stockholder Matters — 2003 Stock Incentive Plan” and “ITEM 8 — Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 3.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required under this item may be found under the section captioned “Certain Relationships and Related Transactions” which will be filed in an amendment to this Annual Report on Form 10-K or in the 2007 Proxy Statement, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item may be found under the section captioned “Audit Fees” and “Pre-approval of Services by the Independent Auditor” which will be filed in an amendment to this Annual Report on Form 10-K or in the 2007 Proxy Statement, and is incorporated herein by reference.
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
(3)	Exhibits.
The following exhibits are referenced or included as part of this Annual Report on Form 10-K.

2.1(13)	Agreement and Plan of Merger dated July 24, 2003 among Roche Holding Ltd, 66 Acquisition Corporation II, IGEN International, Inc. and IGEN Integrated Healthcare, LLC.

2.2(17)	Agreement and Plan of Merger by and among Roche Holding Ltd, Lili Acquisition Corporation and BioVeris Corporation, dated as of April 4, 2007.

2.3(17)	Vaccines Asset Transfer Agreement between BioVeris Corporation and 32 Matt Street Acquisition I, LLC, dated April 4, 2007.

2.4(17)	ECL Asset Transfer Agreement between BioVeris Corporation and 32 Matt Street Acquisition II, LLC, dated April 4, 2007.

3.1(9)	Certificate of Incorporation of BioVeris Corporation.

3.2(14)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional and other Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock of BioVeris Corporation.

3.3(11)	Form of Certificate of Designation of Series B Preferred Stock of BioVeris Corporation.

3.4(9)	Bylaws of BioVeris Corporation.

4.1(14)	Rights Agreement dated January 9, 2004 between BioVeris Corporation and EquiServe Trust Company, N.A.

4.1(18)	Amendment No. 1 to Rights Agreement, dated as of April 4, 2007, by and between BioVeris Corporation and Computershare Trust Company, N.A.

4.2	Form of Right Certificate for BioVeris Series A Preferred Stock. Filed as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to this Form 10-K.

4.3(11)	Specimen Common Stock Certificate.

4.4(11)	Specimen Series B Preferred Stock Certificate.

10.1(13)	License Agreement dated July 24, 2003 by and between IGEN International, Inc. and IGEN LS LLC.

10.2(13)	Improvements License Agreement dated July 24, 2003 by and between Roche Diagnostics GmbH and IGEN International, Inc.

10.3(13)	Covenants Not to Sue dated July 24, 2003 among IGEN Integrated Healthcare, LLC, Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC., Roche Diagnostics GmbH, Roche Holding Ltd and IGEN LS LLC.

10.4(13)	License Agreement (Human IVD, Veterinary IVD, HLA Typing, Paternity, DNA Manufacturing and Plasma Testing) dated as of July24, 2004 among IGEN Integrated Healthcare, LLC, F. Hoffman-La Roche Ltd, Roche Diagnostics GmbH and Roche Molecular Systems, Inc.

10.5(13)	License agreement (Human IVD Services and Animal Diagnostics Services) dated July 24, 2003 among IGEN Integrated Healthcare, LLC, F. Hoffman-La Roche Ltd, Roche Diagnostics GmbH and Roche Molecular Systems, Inc.

10.6(1*)	Agreement dated May 25, 1990 between IGEN, Inc. and Eisai Co., Ltd.

10.7(4)	Supplemental Agreement dated July 23, 1997 between IGEN, Inc. and Eisai Co., Ltd.

10.8(6)	Extension Agreement dated July 11, 2002 between IGEN International, Inc. and Eisai Co., Ltd.

10.9(1*)	License and Technology Developmental Agreement dated May 19, 1993 between IGEN, Inc. and Organon Teknika B.V.

10.10(1*)	Term Sheet for Consolidation of Research Projects between IGEN, Inc. and Proteinix Corporation dated December 14, 1993.

10.11(1*)	Term Sheet for Consolidation of Cancer Research Projects between IGEN, Inc. and Pro-Neuron, Inc. dated December 14, 1993.

10.12(10)	Form of Indemnity Agreement entered into between BioVeris Corporation and its directors and officers.

10.13(13+)	BioVeris Corporation 2003 Stock Incentive Plan.

10.14(2)	Lease Agreement between IGEN International, Inc. and W-M 16020 Limited Partnership dated September 27, 1994.

10.15(3*)	Joint Venture Agreement, dated as of November 30, 1995, between Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC. and IGEN, Inc.

10.16(3)	Limited Liability Company Agreement, dated as of November 30, 1995, between Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC., and IGEN, Inc.

10.17(3*)	IGEN/MSD License Agreement, dated as of November 30, 1995, between Meso Scale Diagnostics, LLC., and IGEN, Inc.

10.18(3+)	Indemnification Agreement, dated as of November 30, 1995, between IGEN, Inc. and Jacob Wohlstadter.

10.19(5*)	Amendment No.1 to Joint Venture Agreement between Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC., and IGEN International, Inc. dated August 15, 2001.

10.20(5)	First Amendment of Limited Liability Company Agreement of Meso Scale Diagnostics, LLC. dated August 15, 2001 between IGEN International, Inc. and Meso Scale Technologies, LLC.

10.21(5*)	Amendment No.1 to IGEN/MSD License Agreement dated August 15, 2001 between Meso Scale Diagnostics, LLC. and IGEN International, Inc.

10.22(5)	MSD/MST Sublicense Agreement dated November 30, 1995 between MesoScale Diagnostics, LLC., Meso Scale Technologies, LLC. and IGEN, Inc.

10.23(5*)	Amendment No. 1 to MSD/MST Sublicense Agreement dated August 15, 2001 between Meso Scale Technologies, LLC. and IGEN International, Inc.

10.24(5+)	Consulting Agreement between IGEN International, Inc. and Jacob N. Wohlstadter dated November 30, 1996.

10.25(5+)	Indemnification Agreement between IGEN International, Inc., Jacob N. Wohlstadter and JW Consulting Services, L.L.C. dated November 30, 1996.

10.26(5+*)	Employment Agreement between Meso Scale Diagnostics, LLC., IGEN International, Inc., Meso Scale Technologies, LLC. and Jacob N. Wohlstadter dated August 15, 2001.

10.27(8+)	Indemnification Agreement between IGEN International, Inc. and Jacob N. Wohlstadter dated October 6, 2001.

10.28(10+)	BioVeris Corporation Termination Protection Program.

10.29(7)	Letter Agreement dated March 21, 2003 between IGEN International, Inc., Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC. and JW Consulting Services, L.L.C.

10.30(12*)	Solicitation, Offer and Award dated June 20, 2003 between IGEN International, Inc. and U.S. Army Space & Missile Defense Command, as amended September 2, 2003.

10.31(12)	Letter Agreement dated August 15, 2001 between IGEN International, Inc., Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC. and Jacob N. Wohlstadter.

10.32(12)	Letter Agreement dated December 1, 2003 between IGEN International, Inc., BioVeris Corporation, Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC. and JW Consulting Services, L.L.C. and Jacob N. Wohlstadter.

10.33(12)	Equity Right Purchase and License Amendment Agreement dated December 30, 2003 between IGEN International, Inc. and Proteinix Corporation.

10.34(12)	Equity Right Purchase and License Amendment Agreement dated December 30, 2003 between IGEN International, Inc. and Wellstat Therapeutics Corporation.

10.35(15)	Services Agreement dated February 10, 2004, among Wellstat Therapeutics Corporation, Wellstat Biologics Corporation, Hyperion Catalysis International Corporation, Proteinix, Inc., Integrated Chemical Synthesizers, Inc. and BioVeris Corporation.

10.36(15)	Agreement dated August 12, 2004, among BioVeris Corporation, MesoScale Diagnostics, LLC., Meso Scale Technologies, LLC., Jacob N. Wohlstadter and Richard J. Massey.

10.37(16)	Charter for the Governance and Nominating Committee of the Board of Directors dated November 15, 2004.

10.38(17)	ECL License Agreement between BioVeris Corporation and 32 Matt Street Acquisition II, LLC, dated April 4, 2007.

10.39(17)	Amendment to BioVeris Corporation Termination Protection Plan, dated April 4, 2007.

10.40(17)	BioVeris Corporation Severance Plan, dated April 4, 2007.

10.41(17)	Non-Disclosure and Non-Solicitation Agreement between BioVeris Corporation and Samuel J. Wohlstadter, dated April 4, 2007.

14.1(15)	Corporate Code of Conduct and Business Ethics.

21.1	List of Subsidiaries of BioVeris Corporation. Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP. Filed herewith.

23.2 (20)	Consent of Deloitte & Touche LLP.

23.3 (20)	Consent of Deloitte & Touche LLP.

23.4 (19)	Consent of Aronson & Company.

99.1(13)	Restructuring Agreement dated July 24, 2003 between IGEN International, Inc. and IGEN Integrated Healthcare, LLC.

99.2(13)	Post-Closing Covenants Agreement dated July 24, 2003 among Roche Holding Ltd, IGEN International, Inc. and IGEN Integrated Healthcare, LLC.

99.3(13)	Tax Allocation Agreement dated as of July 24, 2003 among Roche Holding Ltd, 66 Acquisition Corporation II, IGEN International, Inc. and IGEN Integrated Healthcare, LLC.

99.4(13)	Ongoing Litigation Agreement dated July 24, 2003 between IGEN International, Inc., Roche Diagnostics GmbH and Roche Diagnostics Corporation.

99.5(13)	Global Consent and Agreement dated July 24, 2003 among Roche Holding Ltd, IGEN International, Inc., IGEN Integrated Healthcare, LLC, Meso Scale Diagnostics LLC., Meso Scale Technologies, LLC., Jacob Wohlstadter and JW Consulting Services, L.L.C.

99.6(13)	Release and Agreement dated July 24, 2003 among IGEN International, Inc., IGEN Integrated Healthcare, LLC, Hyperion Catalysis International, Inc., Wellstat Biologics Corporation, Wellstat Therapeutics Corporation, Proteinix Corporation and Integrated Chemical Synthesizers, Inc.

99.7(13)	Letter Agreement dated July 24, 2003 among Meso Scale Diagnostics, LLC., Meso Scale Technologies, LLC., JW Consulting Services, L.L.C., Jacob N. Wohlstadter and IGEN International, Inc.

99.8(13)	Letter Agreement dated July 24, 2003 between Samuel J. Wohlstadter and IGEN Integrated Healthcare, LLC.

99.9 (20)	Meso Scale Diagnostics, LLC. Financial Statements at December 31, 2004 and years ended 2003 and 2002.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

+	Denotes management contract or compensatory plan or arrangement.

*	Denotes confidential treatment applied.

(1)	Previously filed as an exhibit to IGEN, Inc.’s Registration Statement on Form S-1, as amended (Registration No. 33-72992), filed December 16, 1993.

(2)	Previously filed as an exhibit to IGEN, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed July 14, 1995.

(3)	Previously filed as an exhibit to IGEN, Inc.’s Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.

(4)	Previously filed as an exhibit to IGEN International, Inc.’s Form 10-Q for the quarter ended September 30, 1997, filed November 14, 1997.

(5)	Previously filed as an exhibit to IGEN International, Inc.’s Amendment to Form 8-K, filed September 5, 2001.

(6)	Previously filed as an exhibit to IGEN International, Inc.’s Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002.

(7)	Previously filed as an exhibit to IGEN International, Inc.’s Form 10-K for the fiscal year ended March 31, 2003, filed June 30, 2003.

(8)	Previously filed as an exhibit to IGEN International, Inc.’s Form 10-Q for the quarter ended December 31, 2001, filed February 14, 2002.

(9)	Previously filed as an exhibit to BioVeris Corporation’s Registration Statement on Form S-4 (Registration No. 333-109196), filed September 26, 2003.

(10)	Previously filed as an exhibit to BioVeris Corporation’s Registration Statement on Form S-4 (Registration No. 333-109196), filed November 12, 2003.

(11)	Previously filed as an exhibit to BioVeris Corporation’s Registration Statement on Form S-4 (Registration No. 333-109196), filed December 11, 2003.

(12)	Previously filed as an exhibit to BioVeris Corporation’s Registration Statement on Form S-4 (Registration No. 333-109196), filed December 30, 2003.

(13)	Previously filed as an annex to BioVeris Corporation’s Registration Statement on Form S-4 (Registration No. 333-101916), filed January 13, 2004.

(14)	Previously filed as an exhibit to BioVeris Corporation’s Form 8-A filed February 10, 2004.

(15)	Previously filed as an exhibit to BioVeris Corporation’s Form 10-K for the fiscal year ended March 31, 2004, filed August 16, 2004.

(16)	Previously filed as an exhibit to BioVeris Corporation’s Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004.

(17)	Previously filed as an exhibit to BioVeris Corporation’s Form 8-K filed April 10, 2007.

(18)	Previously filed as an exhibit to BioVeris Corporation’s Form 8-A filed April 6, 2007.

(19)	Previously filed as an exhibit to BioVeris Corporation’s Form 10-K for the fiscal year ended March 31, 2005, filed June 14, 2005.

(20)	Previously filed as an exhibit to BioVeris Corporation’s Form 10-K for the fiscal year ended March 31, 2004, filed August 16, 2004, and for the fiscal year ended March 31, 2005, filed June 14, 2005.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVeris Corporation
Date: June 7, 2007	By:	/s/ Samuel J. Wohlstadter
Samuel J. Wohlstadter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Samuel J. Wohlstadter	Chief Executive Officer	June 7, 2007

Samuel J. Wohlstadter	(Principal Executive Officer) Director

/s/ George V. Migausky	Vice President and Chief Financial Officer	June 7, 2007

George V. Migausky	(Principal Financial and Accounting Officer)

/s/ William J. Crowley Jr.	Director	June 7, 2007

William J. Crowley Jr.

/s/ Richard J. Massey	Director	June 7, 2007

Richard J. Massey

/s/ John Quinn	Director	June 7, 2007

John Quinn

/s/ Anthony Rees	Director	June 7, 2007

Anthony Rees

/s/ Joop Sistermans	Director	June 7, 2007

Joop Sistermans